Form 10-Q
period 1995-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 1995-05-15
CIK 914804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      FORM 10-Q


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:                 March 31, 1995
                                -----------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from:                       to
                                -----------------------------------------------

Commission File Number:                         33-71690
                         ------------------------------------------------------

                    FIRST FORTIS LIFE INSURANCE COMPANY
- - - - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW YORK                                13-2699219
- - - - --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


        220 SALINA MEADOWS PARKWAY, SUITE 255, SYRACUSE, NEW YORK  13220
- - - - --------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (315) 451-0066
- - - - --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- - - - --------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   /x/ Yes   / / No

                                      First Fortis Life Insurance Company
                                                Balance Sheets


                                                                           MARCH 31,       DECEMBER 31,
                                                                             1995              1994
                                                                        ---------------------------------
                                                                          (UNAUDITED)
ASSETS
Investments:

  Fixed maturities, at fair value (amortized cost
      1995--$105,644,308;1994--$102,195,927)                              $104,607,169     $ 97,337,464
  Short-term investments                                                     2,300,000        1,900,000
                                                                        ---------------------------------
                                                                           106,907,169       99,237,464
Cash                                                                         1,342,228          483,075
Receivables:
  Uncollected premiums, less allowance (1995--$100,000; 1994--$100,000)
                                                                             3,423,923        4,595,706
  Reinsurance recoverable on unpaid and paid losses                          8,741,040        8,875,349
  Prepaid federal income taxes and other                                     2,174,339        2,215,328
                                                                        ---------------------------------
                                                                            14,339,302       15,686,383
Accrued investment income                                                    1,912,640        1,945,610
Deferred policy acquisition costs                                            4,133,000        4,595,000
Property and equipment at cost, less accumulated
  depreciation (1995--$890,789; 1994--$766,831)                              1,611,943        1,360,471
Goodwill                                                                       634,500          646,000
                                                                        ---------------------------------
Total assets                                                              $130,880,782     $123,954,003
                                                                        ---------------------------------
                                                                        ---------------------------------

RESERVES, LIABILITIES, AND SHAREHOLDER'S EQUITY
Policy reserves and liabilities:
  Future policy benefit reserves:
    Life insurance                                                        $ 21,467,670     $ 21,233,643
    Accident and health                                                     53,123,422       52,844,913
                                                                        ---------------------------------
                                                                            74,591,092       74,078,556
  Other policy claims and benefits payable                                  17,668,821       17,974,419
Other liabilities                                                            8,979,309        5,860,473
                                                                        ---------------------------------
Total policy reserves and liabilities                                      101,239,222       97,913,448

Shareholder's equity:
  Common stock, $20 par value 100,000 shares authorized,
    issued, and outstanding                                                  2,000,000        2,000,000
  Additional paid-in capital                                                30,440,000       30,440,000
  Retained deficit                                                          (1,761,301)      (1,540,982)
  Unrealized depreciation of investment securities, net                     (1,037,139)      (4,858,463)
                                                                        ---------------------------------
Total shareholder's equity                                                  29,641,560       26,040,555
                                                                        ---------------------------------
Total reserves, liabilities, and shareholder's equity                     $130,880,782     $123,954,003
                                                                        ---------------------------------
                                                                        ---------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.


                                      First Fortis Life Insurance Company
                                           Statements of Operations
                                                  (Unaudited)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  1995             1994
                                                                           ---------------------------------
REVENUES
Insurance operations:
  Life insurance premiums                                                    $  4,457,889     $  5,636,888
  Accident and health premiums                                                 18,415,634       16,880,361
Net investment income                                                           1,795,068        1,452,656
Realized gains (losses) on
  investments                                                                    (218,492)         131,993
Other income                                                                       26,720          128,249
                                                                           ---------------------------------
Total revenues                                                                 24,476,819       24,230,147

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                                                2,256,537        7,067,747
  Accident and health                                                          17,167,591       15,063,495
Amortization of deferred policy acquisition
  costs                                                                           462,000          454,000
Insurance commissions                                                           1,394,776        1,007,414
General and administrative expenses                                             3,526,285        3,330,660
                                                                           ---------------------------------
Total benefits and expenses                                                    24,807,189       26,923,316
                                                                           ---------------------------------
Loss before federal income taxes                                                 (330,370)      (2,693,169)

Federal income taxes (benefit)                                                   (110,051)      (1,122,103)
                                                                           ---------------------------------
Net loss                                                                      $  (220,319)    $ (1,571,066)
                                                                           ---------------------------------
                                                                           ---------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                                      First Fortis Life Insurance Company
                                           Statements of Cash Flows
                                                  (Unaudited)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                    1995             1994
                                                                             ---------------------------------
OPERATING ACTIVITIES
Net loss                                                                       $ (220,319)     $(1,571,066)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Increase in future policy benefit
    reserves and other policy claims
    and benefits                                                                  206,938        1,462,342
  Increase (decrease) in income taxes                                            (110,031)         31,151,
  Amortization of policy acquisition
    costs                                                                         462,000          454,000
  Increase in other liabilities                                                 3,118,816        6,293,241
  Depreciation and amortization                                                   135,458          124,769
  (Increase) decrease in uncollected
    premiums and accrued investment
    income                                                                      1,204,753         (604,869)
  Decrease in reinsurance
    recoverable                                                                   134,309          187,378
  Net realized (gains) losses
    on investments                                                                218,492         (131,993)
  Other                                                                           151,020       (1,040,047)
                                                                            ---------------------------------
Net cash provided by operating activities                                       5,301,456        5,204,906

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                       (15,713,021)     (23,157,539)
Sales and maturities of fixed maturity
  investments                                                                  12,046,148       23,388,670
Increase in equity securities and
  short-term investments                                                         (400,000)      (5,111,780)
Purchase of property and equipment                                               (375,430)         (28,311)
                                                                            ---------------------------------
Net cash used in investing activities                                          (4,442,303)      (4,908,960)
                                                                            ---------------------------------
Increase in cash                                                                  859,153          295,946
Cash at beginning of period                                                       483,075        1,803,384
                                                                            ---------------------------------
Cash at end of period                                                         $ 1,342,228      $ 2,099,330
                                                                            ---------------------------------
                                                                            ---------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                       First Fortis Life Insurance Company
                          Notes to Financial Statements
                             March 31, 1995 and 1994
                                   (Unaudited)

GENERAL

The accompanying unaudited financial statements of First Fortis Life Insurance Company ("First Fortis" or "Company"), contain all adjustments necessary to present fairly the balance sheet as of March 31, 1995 and the related statements of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994.

INVESTMENTS

The following is a summary of the amortized cost and fair value of fixed maturity securities:

                                                         Gross               Gross
                                   Amortized           Unrealized          Unrealized
                                      Cost                Gain                Loss           Fair Value
                               ---------------------------------------------------------------------------
March 31, 1995:

  Governments                   $ 40,585,855          $  553,017         $  (637,144)       $ 40,501,728
  State and municipal             18,838,174             162,173            (393,089)         18,607,258
  Public utilities                 3,392,844              10,072            (100,134)          3,302,782
  Industrial and
    miscellaneous                 42,827,435             325,258            (957,292)         42,195,401
                               ---------------------------------------------------------------------------
Total                           $105,644,308          $1,050,520         $(2,087,659)       $104,607,169
                               ---------------------------------------------------------------------------
                               ---------------------------------------------------------------------------


The fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

The amortized cost and fair value of fixed maturity securities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Amortized
                                                         Cost            Fair Value
                                                  -----------------------------------
Due in one year or less                             $  5,540,730        $  5,537,296

Due after one year through five years                 29,668,227          29,311,497
Due after five years through ten years                46,704,233          46,380,566
Due after ten years                                   23,731,118          23,377,810
                                                  -----------------------------------
                                                    $105,644,308        $104,607,169
                                                  -----------------------------------
                                                  -----------------------------------


                       First Fortis Life Insurance Company
                    Notes to Financial Statements (Continued)

INVESTMENTS (CONTINUED)

Proceeds from sales and maturities of fixed maturity securities were $12,046,148 and $23,388,670 for the three month period ended March 31, 1995 and 1994, respectively. Gross gains of $89,092 and $321,364 and gross losses of $307,584 and $189,371 were realized on the sales during the three month period ended March 31, 1995 and 1994.

NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON INVESTMENTS

Major categories of net investment income and realized gains (losses) on investments for the three months ended March 31 were as follows:




                                                                           Net Realized Gains (Losses)
                                      Net Investment Income                      on Investments
                                     1995               1994                1995                 1994
                                -------------------------------------------------------------------------
Fixed maturities                 $1,856,398          $1,527,977           $(218,492)           $136,476
Short-term
 investments                            702               5,774                   -              (4,483)
                                -------------------------------------------------------------------------
                                  1,857,100           1,533,751           $(218,492)           $131,993
                                                                         --------------------------------
                                                                         --------------------------------
Expenses                            (62,032)            (81,095)
                                ----------------------------------
Net investment
 income                          $1,795,068          $1,452,656
                                ----------------------------------
                                ----------------------------------


FEDERAL INCOME TAXES

As of March 31, 1995 and December 31, 1994, respectively, the Company had a deferred tax valuation allowance of $1,868,158 and $3,167,408, of which $352,627 and $1,651,877 related to unrealized depreciation on investment securities. The $1,299,250 decrease in the deferred tax valuation allowance, which was related to unrealized depreciation on investment securities, was recognized in the "unrealized depreciation of investment securities, net" component of shareholder's equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

REVENUES

Increased revenues are directly related to increased accident and health earned premiums. The group accident and health premium mix has remained stable from 1994 to 1995 (medical-- averaging 65%, disability income-- averaging 19% and dental-- averaging 16%). During 1994, medical premium grew primarily from the impact of New York State Regulation 145 "Open Enrollment and Community Rating of Individual and Small Group Health Insurance" ("Community Rating"). On-going marketing efforts increased disability income and dental premiums.

First Fortis' life premiums are principally composed of group fully insured coverages. In mid 1994, a minimum premium account lapsed. This account did not have a significant impact on the Company's operating results. On-going marketing efforts increased group fully insured premium from 1994 to 1995.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1995 and 1994 resulted in recognition of realized gains and losses.


BENEFITS

The group life claims ratio was higher than expected in the first quarter 1994 as a result of higher death claims. In 1995, mortality experience returned to a level that is consistent with product pricing assumptions.

Improved recovery rates on existing group disability income claimants were offset by a Community Rating medical loss ratio that exceeded product pricing assumptions. Premium rate actions are expected to improve medical and disability income results later in 1995.


COMMISSIONS

First Fortis continues to monitor its commission rate structure, and, as indicated by market conditions, periodically adjusts rates paid. Commission rates paid are dependent upon product type, group size and duration. The increase in the commissions to premiums ratio reflects the change in the mix of business in force.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company have been met by funds provided from operations. Funds are principally used to provide for policy benefits and reserves, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate sufficient funds.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At March 31, 1995, First Fortis' capital exceeded the minimum recommended risk-based capital level.

As of March 31, 1995, 99.5% of the Company's fixed maturity securities consisted of investment grade bonds.


REGULATION

First Fortis is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date there have been no adverse findings regarding First Fortis operations.

First Fortis closely monitors state and national medical insurance legislative activity, and its potential effect on the Company's marketing approach.

                           PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings
         -----------------

             None


ITEM 2:  Changes in Securities
         ---------------------

             None


ITEM 3:  Defaults Upon Senior Securities
         -------------------------------

             None


ITEM 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None


ITEM 5:  Other Information
         -----------------

             None


ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  None
         b) No Forms 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   First Fortis Life Insurance Company
                                   -----------------------------------
                                   (Registrant)

   May 15, 1995                     /s/ Larry M. Cains
- - - - --------------------               -------------------------
Date                               Larry M. Cains, Treasurer