Form 10-Q
period 1995-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 1995-08-14
CIK 914804

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:
June 30, 1995
                               or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from:        to


Commission File Number:   33-71690

FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)
13-2699219(I.R.S. Employer Identification No.)
220 SALINA MEADOWS PARKWAY, SUITE 255, SYRACUSE, NEW YORK
(Address of principal executive offices)
13220  (Zip Code)

(315) 451-0066
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has
filed all reports required by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.
                         X   Yes    No

First Fortis Life Insurance Company
Balance Sheets


                                                           June 30,         December 31,
                                                           1995                 1994
                                                           (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1995--$105,244,013; 1994 -- $102,195,927)               $108,652,175     $ 97,337,464
  Short-term investments                                        600,000        1,900,000
                                                            109,252,175       99,237,464
                                                              1,816,053          483,075
Cash
Receivables:
  Uncollected premiums, less allowance of $100,000            4,758,448        4,595,706
  Reinsurance recoverable on unpaid and paid losses           8,488,176        8,875,349
  Prepaid federal income taxes and other                      1,282,669        2,215,328
                                                             14,529,293       15,686,383
Accrued investment income                                     1,704,213        1,945,610
Deferred policy acquisition costs                             3,671,000        4,595,000
Property and equipment at cost, less accumulated
  depreciation (19950$1,014,811; 1994-$766,831                1,352,665        1,360,471
Goodwill                                                        623,000          646,000
Total Assets                                               $132,948,399     $123,954,003

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                                          $ 21,402,926     $ 21,233,643
   Accident and health                                       54,853,326       52,844,913
                                                             76,256,252       74,078,566
  Other policy claims and benefits payable                   15,730,488       17,974,419
Other liabilities                                             8,634,255        5,860,473
Total policy reserves and liabilities                       100,620,995       97,913,448

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding                        2,000,000        2,000,000
  Additional paid-in capital                                 30,440,000       30,440,000
  Retained deficit                                           (2,361,983)      (1,540,982)
  Unrealized appreciation (depreciation) of
   investment securities, net                                 2,249,387       (4,858,463)
Total shareholder's equity                                   32,327,404       26,040,555
Total reserves, liabilities, and shareholder's equity      $132,948,399     $123,954,003

See notes to financial statements.

First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                                     Three months ended
                                                          June 30,
                                                     1995             1994
Revenues
Insurance operations:
  Life insurance premiums                            $  4,475,372     $  5,130,480
  Accident and health premiums                         15,853,842       19,068,060
Net investment income                                   1,809,371        1,520,582
Realized gains (losses) on investments                    598,755         (300,947)
Other income                                               17,077           92,811
Total revenues                                         22,754,417       25,510,986

Benefits and expenses
Benefits to policyholders:
  Life insurance                                        3,777,037        2,831,487
  Accident and health                                  14,725,410       17,186,651
Amortization of deferred policy acquisition
  costs                                                   462,000          454,000
Insurance commissions                                   1,305,570        1,752,542
General and administrative expenses                     3,488,213        2,843,660
Total benefits and expenses                            23,758,230       25,068,340
Income (loss) before federal income taxes              (1,003,813)         442,646

Federal income taxes (benefit)                           (403,131)         216,103
Net income (loss)                                    $   (600,682)    $    226,543

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                                     Six months ended
                                                          June 30,
                                                     1995             1994


Revenues
Insurance operations:
  Life insurance premiums                            $  8,933,261     $ 10,767,368
  Accident and health premiums                         34,269,476       35,948,421
Net investment income                                   3,604,439        2,973,238
Realized gains (losses) on investments                    380,263         (168,954)
Other income                                               43,797          221,060
Total revenues                                         47,231,236       49,741,133

Benefits and expenses
Benefits to policyholders:
  Life insurance                                        6,033,574        9,899,234
  Accident and health                                  31,893,001       32,250,146
Amortization of deferred policy acquisition
  costs                                                   924,000          908,000
Insurance commissions                                   2,700,346        2,759,956
General and administrative expenses                     7,014,498        6,168,280
Total benefits and expenses                            48,565,419       51,985,616
Loss before federal income taxes                       (1,334,183)      (2,244,483)

Federal income taxes (benefit)                           (513,182)        (906,000)
Net loss                                             $   (821,001)    $ (1,338,483)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                                     Six months ended
                                                          June 30,
                                                     1995             1994

Operating activities
Net loss                                             $   (821,001)    $  (1,338,483)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Increase (decrease in future policy
   benefit reserves and other policy
   claim and benefits                                     (66,235)        1,784,812
Decrease in income taxes                                 (513,162)       (2,348,818)
Amortization of policy acquisition
  costs                                                   924,000           908,000
Increase (decrease) in other liabilities                2,773,781        (3,399,981)
Depreciation and amortization                             270,980           243,682
Decrease in uncollected premiums and
  accrued investment income                                78,655         1,741,016
Decrease in reinsurance recoverable                       387,173           284,207
Net realized (gains) losses on
  investments                                            (380,263)          168,954
Other                                                     287,047           (98,394)
Net cash provided by (used in) operating
  activities                                            2,940,975        (2,055,005)

Investing activities
Purchases of fixed maturity investments                (43,958,839)     (41,145,671)
Sales and maturities of fixed maturity
  investments                                           41,291,016       39,465,444
Decrease in equity securities and
  short-term investments                                 1,300,000        3,385,906
Purchase of property and equipment                        (240,174)        (227,676)
Net cash provided by (used in) investing
  activities                                            (1,607,997)       1,478,003
Increase (decrease) in cash                              1,332,978         (577,002)
Cash at beginning of period                                483,075        1,803,384
Cash at end of period                                $   1,816,053    $   1,226,382

See notes to financial statements.


               First Fortis Life Insurance Company
                  Notes to Financial Statements
                     June 30, 1995 and 1994
                          (Unaudited)

General

The  accompanying unaudited financial statements of First
Fortis Life Insurance Company ("First Fortis" or
"Company"), contain all adjustments necessary to present fairly the balance sheet as of June 30, 1995 and the related statements of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

Investments

The following is a summary of the amortized cost and fair value of fixed maturity securities:


                                           Gross             Gross
                        Amortized        Unrealized        Unrealized       Fair
                           Cost             Gain              Loss          Value

June 30, 1995:
  Governments           $ 28,463,138     $1,739,230        $   (42,160)     $ 30,160,208
  States and
    municipal             18,810,821        333,141           (183,569)       18,960,393
  Public utilities         3,389,064        116,546              -             3,505,610
  Industrial and
    miscellaneous         54,580,990      1,711,013           (266,039)       56,025,964
Total                   $105,244,013     $3,899,903        $  (491,768)     $108,652,175

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

The amortized cost and fair value of fixed maturity securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized              Fair
                                                       Cost                 Value
 Due in one year or less                             $  4,524,070           $  4,530,911
 Due after one year through five years                 32,417,462             33,112,101
 Due after five years through ten years                45,481,358             46,737,433
 Due after ten years                                   22,821,123             24,271,730
                                                     $105,244,013           $108,652,175



               First Fortis Life Insurance Company
            Notes to Financial Statements (Continued)

Investments (Continued)

Proceeds from sales and maturities of fixed maturity securities were $41,291,016 and $39,465,444 for the six month period ended June 30, 1995 and 1994, respectively.
Gross gains of $871,709 and $380,209 and gross losses of $491,446 and $549,163 were realized on the sales during the six month period ended June 30, 1995 and 1994.

Net Investment Income and Net Realized Gains (Losses) on
Investments

Major categories of net investment income and realized gains (losses) on investments for the six months ended
June 30 were as follows:

                        Net                                Net Realized
                        Investment                         Gains (Losses)
                        Income                             on Investments
                        1995             1994              1995             1994

Fixed maturities        $3,721,598       $3,081,072        $  380,263       $  (164,471)
Short-term
  investments                  466           30,935            -                 (4,483)
                         3,722,064        3,112,007           380,263          (168,954)
Expenses                  (177,625)        (138,769)
Net investment
 income                 $3,604,439       $2,973,238



Federal Income Taxes

As of June 30, 1995 and December 31, 1994, respectively, the Company had a deferred tax asset valuation allowance of $1,515,531 and $3,167,408, of which $-0- and
$1,651,877 related to unrealized depreciation on investment securities. The $1,651,877 decrease in the deferred tax asset valuation allowance was recognized in the "unrealized appreciation (depreciation) of investment securities, net" component of shareholder's equity.
Management's Discussion and Analysis of Financial
Condition and Results of Operations As of and for the Three and the Six Months Ended June 30, 1995 and 1994


REVENUES

On-going marketing efforts increased group fully insured life premium from 1994 to 1995. In mid-1994, a minimum premium group life insurance account lapsed. This account did not have a significant impact on the Company's operating results.

Effective April 1, 1995, an association group of fully insured medical business terminated. This group, which had contributed to a medical loss ratio that exceeded product pricing assumptions, represented approximately
22% of the Company's fully insured medical premium in 1994. Premium rate actions have resulted in lapses of another 15% of this business. This trend may continue during the remainder of 1995. During 1994, medical premium grew primarily from the impact of New York State
Regulation 145 "Open Enrollment and Community Rating of
Individual and Small Group Health Insurance"  ("Community
Rating"). On-going marketing efforts have continued to increase First Fortis' other accident and health insurance product premiums (disability income and dental coverages).

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1995 and 1994 resulted in recognition of realized gains and losses.

BENEFITS

The year to date June 30, 1995 group life mortality experience is consistent with product pricing assumptions. Year to date June 30, 1994 life insurance benefits were impacted by higher than expected first quarter 1994 death claims and lower than expected second quarter 1994 death claims.

Improved recovery rates on existing group disability income claimants were offset by a Community Rating medical loss ratio that exceeded product pricing assumptions. Premium rate actions and the association termination are expected to improve medical and disability income results later in 1995.

COMMISSIONS

First Fortis continues to monitor its commission and third party administrator rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid are dependent upon product type, group size and duration. The changes in the commissions to premiums ratio reflect changes in the mix of inforce business and adjustments to rates paid. Management's
Discussion and Analysis of Financial Condition and
Results of Operations As of and for the Three and the Six
Months Ended June 30, 1995 and 1994 (Continued)

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations. Funds are principally used to provide for policy benefits and reserves, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate sufficient funds.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At June 30, 1995, First Fortis' capital exceeded the minimum recommended risk-based capital level.

As of June 30, 1995, 99.5% of the Company's fixed maturity securities consisted of investment grade bonds.

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

Management's Discussion and Analysis of Financial
Condition and Results of Operations As of and for the Three and the Six Months Ended June 30, 1995 and 1994

REVENUES

The decrease in total life insurance premiums from 1994 to 1995 resulted from the lapse of a minimum premium group life insurance account in mid-1994. This account did not have a significant impact on the Company's operating results.

Total accident and health premium has decreased from 1994 to 1995. During 1994, medical premium grew primarily from the impact of New York State Regulation 145 "Open
Enrollment and Community Rating of Individual and Small
Group Health Insurance" ("Community Rating"). Premium rate actions through June 30, 1995 have contributed to a 40% decrease of inforce fully insured medical lives and a $14 million decrease in inforce premium from December
31, 1994. The decrease includes the April 1, 1995 lapse of an association case. This group, which had contributed to a medical loss ratio that exceeded Company expectations, represented 26% of inforce lives at December 31, 1994 and 22% of the Company's fully insured medical premium in 1994. On-going marketing efforts have continued to increase First Fortis' disability income and dental premiums.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1995 and 1994 resulted in recognition of realized gains and losses.

BENEFITS

The group life claims ratio was higher than expected in the first six months of 1994 as a result of higher death claims during the first quarter of 1994. In 1995, mortality experience returned to a level consistent with Company expectations.

Improved recovery rates on existing group disability income claimants were offset by a Community Rating medical loss ratio that exceeded Company assumptions.
Premium rate actions and the above-mentioned association case lapse are expected to improve medical and disability income benefits results later in 1995.

EXPENSES

First Fortis continues to monitor its insurance commissions rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid are dependent upon product type, group size and duration.
The changes in the insurance commissions to premiums ratio reflect changes in the mix of inforce business, and changes in the insurance commissions rate structures.

Increased general and administrative expenses from 1994 to 1995 principally resulted from costs associated with a higher medical claims volume in 1995 compared to 1994.

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations. Funds are principally used to provide for policy benefits and reserves, operating expenses, commissions and investment purchases.
The Company expects its operating activities to continue to generate sufficient funds.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At June 30, 1995, First Fortis' capital exceeded the minimum recommended risk-based capital level.

As of June 30, 1995, 99.5% of the Company's fixed maturity securities consisted to investment grade bonds.

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

Part II.  Other Information

Item 1:  Legal Proceedings
             None

Item 2:  Changes in Securities
             None

Item 3:  Defaults Upon Senior Securities
             None

Item 4:  Submission of Matters to a Vote of Security
Holders
        (a) On April 19, 1995, the Annual First Fortis
Life Insurance Company Shareholder Meeting was held.
        (b), (c) All 100,000 outstanding shares of the Company's common stock were cast for the election of each director (Larry M. Cains, Allen R. Freedman, Thomas M.
Keller, Dean C. Kopperud, Terry J. Kryshak, Susie Gharib,
Guy Gerard Rutherfurd, Jr., Dale Edward Gardner, Kenneth
W. Nelson, Clarence Elkus Galston, and Robert B.
Pollock).
     (d)  None

Item 5:  Other Information
          None

Item 6:  Exhibits and Reports on Form 8-K
      a)  None
      b) No Forms 8-K have been filed during the quarter for which this report is filed.

                           SIGNATURES

Pursuant  to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)

Date  August 11, 1995              /s/    Larry M. Cains,
                                   Treasurer