Form 10-Q
period 1995-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1995-11-14
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  September 30, 1995

or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from:  to

Commission File Number:   33-71690

FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)
NEW YORK
State or other jurisdiction of incorporation or organization)

13-2699219 (I.R.S. Employer Identification No.)

220 SALINA MEADOWS PARKWAY, SUITE 255,
SYRACUSE, NEW YORK      13220
(Address of principal executive offices)

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

 Yes  X     No

First Fortis Life Insurance Company
Balance Sheets


                                              September 30,   December 31,
                                              1995                1994
                                              (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1995--$107,006,473; 1994 -- $102,195,927)  $109,404,757    $ 97,337,464
  Short-term investments                           700,000       1,900,000
                                               110,104,757      99,237,464
                                                 1,825,136         483,075
Cash
Receivables:
  Uncollected premiums, less allowance of $100,000   5,323,067   4,595,706
  Reinsurance recoverable on unpaid and paid losses   9,438,474   8,875,349
  Prepaid federal income taxes and other         1,930,093       2,215,328
                                                16,691,634      15,686,383
Accrued investment income                        1,882,464       1,945,610
Deferred policy acquisition costs                3,209,000       4,595,000
Property and equipment at cost, less accumulated
  depreciation (1995-$1,134,124; 1994-$766,831   1,308,975       1,360,471
Goodwill                                           611,000         646,000
Total Assets                                  $135,632,966    $123,954,003

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                             $ 22,772,001    $ 21,233,643
   Accident and health                          56,951,440      52,844,913
                                                79,723,441      74,078,566
  Other policy claims and benefits payable      12,715,198      17,974,419
Other liabilities                               10,849,472       5,860,473
Total policy reserves and liabilities          103,288,111      97,913,448

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding           2,000,000       2,000,000
  Additional paid-in capital                    30,440,000      30,440,000
  Retained deficit                              (1,678,012)     (1,540,982)
  Unrealized appreciation (depreciation) of
   investment securities, net                    1,582,867      (4,858,463)
Total shareholder's equity                      32,344,855      26,040,555
Total reserves, liabilities, and shareholder's equity$135,632,966$123,954,003

See notes to financial statements.

First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                         Three months ended
                                         September 30,
                                              1995            1994
Revenues
Insurance operations:
  Life insurance premiums                $  5,092,793    $  4,336,162
  Accident and health premiums             14,318,558      18,072,844
Net investment income                       1,765,857       1,605,976
Realized gains (losses) on investments      1,620,033        (338,876)
Other income                                  136,818          32,100
Total revenues                             22,934,059      23,708,206

Benefits and expenses
Benefits to policyholders:
  Life insurance                            5,857,045       2,617,948
  Accident and health                      11,026,159      18,435,957
Amortization of deferred policy acquisition
  costs                                       462,000         454,000
Insurance commissions                       1,385,461       1,349,533
General and administrative expenses         3,231,214       3,283,757
Total benefits and expenses                21,961,879      26,141,195
Income (loss) before federal income taxes     972,180      (2,432,989)

Federal income taxes (benefit)                288,209      (1,038,308)
Net income (loss)                        $    683,971    $ (1,394,681)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                         Nine months ended
                                            September 30,
                                         1995            1994


Revenues
Insurance operations:
  Life insurance premiums                $ 14,026,054    $ 15,103,530
  Accident and health premiums             48,588,034      54,021,265
Net investment income                       5,370,296       4,579,214
Realized gains (losses) on investments      2,000,296        (507,830)
Other income                                  180,615         253,160
Total revenues                             70,165,295      73,449,339

Benefits and expenses
Benefits to policyholders:
  Life insurance                           11,890,619      12,517,182
  Accident and health                      42,919,160      50,686,103
Amortization of deferred policy acquisition
  costs                                     1,386,000       1,362,000
Insurance commissions                       4,085,807       4,109,489
General and administrative expenses        10,245,712       9,452,037
Total benefits and expenses                70,527,298      78,126,811
Loss before federal income taxes             (362,003)     (4,677,472)

Federal income taxes (benefit)               (224,973)     (1,944,308)
Net loss                                 $   (137,030)   $ (2,733,164)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                         Nine months ended
                                           September 30,
                                         1995            1994

Operating activities
Net loss                                 $   (137,030)   $  (2,733,164)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Increase in future policy
   benefit reserves and other policy
   claims and benefits                        385,664        4,746,534
Decrease in income taxes                     (224,953)      (3,387,126)
Amortization of policy acquisition
  costs                                     1,386,000        1,362,000
Increase (decrease) in other liabilities    4,988,999       (3,118,889)
Depreciation and amortization                 402,293          293,698
(Increase) decrease in uncollected premiums and
  accrued investment income                  (664,215)       1,864,126
(Increase) decrease in reinsurance recoverable    (563,125)      571,811
Net realized (gains) losses on
  investments                              (2,000,296)         507,830
Other                                        (305,229)      (1,544,115)
Net cash provided by (used in) operating
  activities                                3,268,108       (1,437,295)

Investing activities
Purchases of fixed maturity investments   (104,461,152)    (64,889,262)
Sales and maturities of fixed maturity
  investments                              101,650,902      60,790,653
Decrease in equity securities and
  short-term investments                     1,200,000       5,635,906
Purchase of property and equipment            (315,797)       (269,746)
Net cash provided by (used in) investing
  activities                                (1,927,047)      1,267,551
Increase (decrease) in cash                  1,342,061        (169,744)
Cash at beginning of period                    483,075       1,803,384
Cash at end of period                    $   1,825,136   $   1,633,640

See notes to financial statements.


               First Fortis Life Insurance Company
                  Notes to Financial Statements
                     June 30, 1995 and 1994
                          (Unaudited)

General

The  accompanying unaudited financial statements of First
Fortis Life Insurance Company ("First Fortis" or
"Company"), contain all adjustments necessary to present fairly the balance sheet as of September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

Investments

The following is a summary of the amortized cost and fair value of fixed maturity securities:


                                 Gross          Gross
                Amortized      Unrealized     Unrealized      Fair
                   Cost           Gain           Loss         Value

June 30, 1995:
  Governments   $ 22,293,774   $  531,265     $  (12,797)     $ 22,812,242
  States and
    municipal      1,115,478       71,502          -             1,186,980
  Public utilities   4,949,630    134,191        (16,971)        5,066,850
  Industrial and
    miscellaneous  78,647,591   1,912,843        (221,749)      80,338,685
Total           $107,006,473   $2,649,801     $  (251,517)    $109,404,757

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

The amortized cost and fair value of fixed maturity securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized                 Fair
                                                     Cost                  Value
 Due in one year or less                           $  2,987,193            $  2,997,026
 Due after one year through five years               26,477,228              26,819,163
 Due after five years through ten years              53,263,046              54,207,479
 Due after ten years                                 24,279,006              25,381,089
                                                   $107,006,473            $109,404,757



               First Fortis Life Insurance Company
            Notes to Financial Statements (Continued)

Investments (Continued)

Proceeds from sales and maturities of fixed maturity securities were $101,650,902 and $60,790,653 for the nine month period ended September 30, 1995 and 1994, respectively. Gross gains of $2,688,576 and $514,368 and gross losses of $688,280 and $1,022,198 were realized on the sales during the nine month period ended September
30, 1995 and 1994.

Net Investment Income and Net Realized Gains (Losses) on
Investments

Major categories of net investment income and realized gains (losses) on investments for the nine months ended
September 30 were as follows:

                        Net                              Net Realized
                        Investment                       Gains (Losses)
                        Income                           on Investments
                        1995           1994              1995              1994

Fixed maturities     $5,569,236        $4,692,009        $2,000,296        $  (512,313)
Short-term
  investments               785            36,455            -                   4,483
                      5,570,021         4,728,464        $2,000,296           (507,830)
Expenses               (199,725)         (149,250)
Net investment
 income              $5,370,296        $4,579,214

Federal Income Taxes

As of September 30, 1995 and December 31, 1994, respectively, the Company had a deferred tax asset valuation of $1,515,531 and $3,167,408 of which $-0- and $1,651,877 related to unrealized depreciation on investment securities. The $1,651,877 decrease in the deferred tax asset valuation allowance was recognized in the "unrealized appreciation (depreciation) of investment securities, net" component of shareholder's equity.

Subsequent Event

On October 24, 1995, the Company announced that it will cease selling its group medical products effective
January 1, 1996. The Company will continue to renew and service existing medical business. Management is in the process of estimating costs related to this decision.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
As of and for the Three and the Nine Months Ended
September 30, 1995 and 1994


REVENUES

The decrease in 1995 year to date life insurance premiums as compared to 1994 resulted from the lapse of a minimum premium group life insurance account in mid-1994. This account did not have a significant impact on the Company's operating results.

Total accident and health premium decreased in 1995 as compared to 1994. On-going marketing efforts have continued to increase First Fortis' disability income and dental premiums, whereas premium rate action on the Company's small-group medical business has contributed to a decline of approximately 50% of inforce fully insured medical lives and an $18 million decrease in annualized inforce premium since December 31, 1994.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates resulted in recognition of realized gains in 1995.


BENEFITS

During the third quarter 1995, the Company's group life claims ratio was higher than expected as a result of increased mortality and larger average claim amounts.
Improved recovery rates on existing group disability income claimants and premium rate increases resulting in the reduction of inforce fully insured medical lives have improved accident and health benefit results from 1994 to 1995.

EXPENSES

First Fortis continues to monitor its insurance commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.
Commission rate decreases were offset by changes in the mix of inforce business thus increasing the commissions to premium ratio from 1994 to 1995.

Higher medical claims volume in the first six months of 1995 increased the Company's general and administrative expense to premium ratio as compared to 1994. Improved medical and disability income benefit experience in the third quarter 1995 reduced the associated claims handling expenses, thus reducing third quarter 1995 general and administrative expenses as compared to third quarter
1994, first quarter 1995 and second quarter 1995.

Management's Discussion and Analysis of Financial
Condition and Results of Operations
As of and for the Three and the Nine Months Ended
September 30, 1995 and 1994 (Continued)

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate sufficient funds.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At September 30, 1995, First Fortis' capital exceeded the minimum recommended risk-based capital level.

As of September 30, 1995, 99.5% of the Company's fixed maturity securities consisted of investment grade bonds.


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

Item 4:  Submission of Matters to a Vote of Security
   Holders
         None

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

Date:  November 13, 1995

/s/ Larry M. Cains
Larry M. Cains, Treasurer