Form 10-Q/A
period 1995-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1995-11-15
CIK 914804

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
                                               (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1995--$107,006,473; 1994 -- $102,195,927)             $109,404,757$
97,337,464
  Short-term investments                                 700,000
1,900,000
                                                110,104,757     99,237,464
                                                  1,825,136        483,075
Cash
Receivables:
  Uncollected premiums, less allowance of $100,000          5,323,067
4,595,706
  Reinsurance recoverable on unpaid and paid losses    9,438,474
8,875,349
  Prepaid federal income taxes and other               1,930,093
2,215,328
                                                 16,691,634     15,686,383
Accrued investment income                              1,882,464
1,945,610
Deferred policy acquisition costs                      3,209,000
4,595,000
Property and equipment at cost, less accumulated
  depreciation (1995-$1,134,124; 1994-$766,831         1,308,975
1,360,471
Goodwill                                                 611,000
646,000
Total Assets                                        $135,632,966
$123,954,003

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                                   $ 22,772,001   $
21,233,643
   Accident and health                                56,951,440
52,844,913
                                                 79,723,441     74,078,566
  Other policy claims and benefits payable                 12,715,198
17,974,419
Other liabilities                                     10,849,472
5,860,473
Total policy reserves and liabilities                     103,288,111
97,913,448

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding                      2,000,000
2,000,000
  Additional paid-in capital                          30,440,000
30,440,000
  Retained deficit                                    (1,678,012)
(1,540,982)
  Unrealized appreciation (depreciation) of
   investment securities, net                          1,582,867
(4,858,463)
Total shareholder's equity                            32,344,855
26,040,555
Total reserves, liabilities, and shareholder's equity    $135,632,966
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

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                          Nine months ended
                                            September 30,
                                          1995                1994

Operating activities
Net loss                                       $   (137,030)  $  (2,733,164)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Increase in future policy
   benefit reserves and other policy
   claims and benefits                              385,664       4,746,534
Decrease in income taxes                           (224,953)     (3,387,126)
Amortization of policy acquisition
  costs                                           1,386,000       1,362,000
Increase (decrease) in other liabilities          4,988,999      (3,118,889)
Depreciation and amortization                       402,293         293,698
(Increase) decrease in uncollected premiums and
  accrued investment income                        (664,215)      1,864,126
(Increase) decrease in reinsurance recoverable     (563,125)        571,811
Net realized (gains) losses on
  investments                                    (2,000,296)        507,830
Other                                         (305,229)     (1,544,115)
Net cash provided by (used in) operating
  activities                                      3,268,108      (1,437,295)

Investing activities
Purchases of fixed maturity investments         (104,461,152)   (64,889,262)
Sales and maturities of fixed maturity
  investments                                    101,650,902     60,790,653
Decrease in equity securities and
  short-term investments                           1,200,000      5,635,906
Purchase of property and equipment                  (315,797)      (269,746)
Net cash provided by (used in) investing
  activities                                      (1,926,047)     1,267,551
Increase (decrease) in cash                        1,342,061       (169,744)
Cash at beginning of period                          483,075      1,803,384
Cash at end of period                     $   1,825,136  $   1,633,640

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

Net Investment Income and Net Realized Gains (Losses) on
Investments

Major categories of net investment income and realized gains (losses) on investments for the nine months ended
September 30 were as follows:

                        Net                              Net Realized
                        Investment                       Gains (Losses)
                              Income                     on Investments
                        1995         1994           1995           1994

Fixed maturities $5,569,236          $4,692,009          $2,000,296$
(512,313)
Short-term
  investments                785              36,455              -
  4,483
                  5,570,021           4,728,464          $2,000,296
(507,830)
Expenses                (199,725)           (149,250)
Net investment
 income          $5,370,296          $4,579,214

Federal Income Taxes

As of September 30, 1995 and December 31, 1994, respectively, the Company had a deferred tax asset valuation allowance of $1,515,531 and $3,167,408 of which $-0- and $1,651,877 related to unrealized depreciation on investment securities. The $1,651,877 decrease in the deferred tax asset valuation allowance was recognized in the "unrealized appreciation (depreciation) of investment securities, net" component of shareholder's equity.

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