Form 10-K405
period 1995-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 1996-03-29
CIK 914804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED
          DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM        COMMISSION FILE NUMBER
                                             33-71690

                            ------------------------

                      FIRST FORTIS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter

              NEW YORK                      13-2699219
   State or other jurisdiction of         (IRS Employer
   incorporation or organization       Identification No.)

 220 SALINA MEADOWS PARKWAY, SUITE
                255,
      SYRACUSE, NEW YORK 13220
  (Address of principal executive
              offices)

                 Registrant's telephone number: (315) 451-0066

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      /X/  Yes                      / /  No

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Form S-1 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    "First Fortis Life Insurance Company" on page 7 and "Further Information About First Fortis" on pages 17 through 21 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

    The Company seeks to compete primarily on the basis of customer service, product design, and, in the case of products funded through Fortis Series Fund, Inc., the investment results achieved by Fortis Advisers, Inc. Many other insurance companies compete with the Company in each of its markets, including on the basis of price. Many of these companies, which include some of the largest and best known insurance companies, have considerably greater resources than the Company.

ITEM 2.  PROPERTIES

    The Company leases its home office building, consisting of 26,875 square feet, in Syracuse, New York. It also leases space, consisting of 9,471 square feet, for the maintenance of a sales office located in New York City. The Company expects that this office space will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 18 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements included in the prospectus attached hereto as Exhibit No. 99 are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on Page 20 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on Page 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security Ownership of Certain Beneficial Owners

                                                    PERCENTAGE
  NAME & ADDRESS OF BENEFICIAL      NUMBER OF     OF OUTSTANDING
              OWNER                  SHARES       VOTING SHARES
---------------------------------  -----------  ------------------
Fortis AMEV                           100,000          100%
 Archimedeslaan 10
 3584 BA
 Utrecht, The Netherlands

    (b) Security Ownership of Management

    None.

    (c) Changes in Control

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Auditors

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the years ended December 31, 1995, 1994 and 1993

       Statements of Changes in Shareholder's Equity for the years ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

       Notes to Financial Statements

(a)(2) The information required by the following financial statement schedules for First Fortis Life Insurance Company are included in Item 8:

       I. Summary of Investments -- Other than Investments in Related Parties -- Contained in the Notes to Financial Statements.

       II. Condensed Financial Information of Registrant -- Contained in the non-financial statement part of the prospectus.

       IV. Reinsurance -- Contained in the Notes to Financial Statements.

       V. Valuation and Qualifying Accounts -- Contained in the Financial Statements and Notes to Financial Statements.

    All other schedules to the financial statements required by Article 7 of the
Regulation   S-X  are  not  required  under  the  related  instructions  or  are inapplicable and therefore have been omitted.

(a)(3) Listing of Exhibits

       2. None.

       3.(a) Articles of Incorporation of First Fortis Life Insurance Company -- filed herewith.

        (b) By-laws of First Fortis Life Insurance Company (Incorporated by reference from Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on November 15, 1993);

       4.(a) Form of Combination Fixed and Variable Group Annuity Contract; (Incorporated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27, 1995);

        (b)  Form of Application to be used in connection with Contract filed as
       Exhibit 4 (a) (Incorporated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27, 1995);

        (c) Form of IRA Endorsement (Incorporated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27,
       1995);

        (d) Form of Section 403(b) Annuity Endorsement (Incorporated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27, 1995);

       10. Administrative Service Agreement -- filed herewith.

       24.(a) Power of Attorney for Messrs. Rutherford, Freedman and Madame Gharib. (Incorporated by reference from Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on November 15, 1993).

(b) Power of Attorney for Messrs. Gardner, Nelson and Galston. (Incorporated by reference from Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on February 28, 1995.)

       99. Form of prospectus to be filed as part of Form S-1 Amended Registration Statement of the Registrant.

(b)    Reports on Form 8-K filed in the fourth quarter of 1995

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1996.

                                          FIRST FORTIS LIFE INSURANCE COMPANY
                                          By:     /s/
                                             -----------------------------------
                                                      Terry J. Kryshak
                                                    SR. VICE PRESIDENT &
                                                CHIEF ADMINISTRATIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1996. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                          /s/
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                       Director (Principal Executive Officer)

                          /s/
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

                          /s/
      --------------------------------------------        Assistant Treasurer and Director of Accounting
                    Leanne F. Hughes                       (Principal Accounting Officer)

                           *
      --------------------------------------------        President and Director
                  Allen Royal Freedman

                           *
      --------------------------------------------        Director
                      Susie Gharib

                           *
      --------------------------------------------        Director
               Guy Gerard Rutherfurd, Jr.

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson

      --------------------------------------------        Director
                   Robert B. Pollack

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

      --------------------------------------------        Director
                    Dean C. Kopperud

      --------------------------------------------        Director
                    Thomas M. Keller

                           *
      --------------------------------------------        Director
                 Clarence Elkus Galston

*By  /s/
     -----------------------------------------------
     Terry J. Kryshak
     ATTORNEY-IN-FACT