Form 10-Q
period 1996-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 1996-05-14
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

[ X ]     For the quarterly period ended:  March 31, 1996

or

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

 Yes  X     No

First Fortis Life Insurance Company
Balance Sheets


                                               March,         December 31,
                                               1996               1995
                                               (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1996--$117,690,182; 1995--$106,648,745)               $118,374,746
$112,183,452
  Preferred stock at fair value (cost--$92,029)               --   89,345
  Short-term investments                               3,350,000
6,850,000
                                                121,724,746    119,122,797
 Cash                                             2,543,124      1,145,131
Receivables:
  Uncollected premiums, less allowance of $100,000          4,875,593
4,440,446
  Reinsurance recoverable on unpaid and paid losses    9,537,704
9,335,947
  Prepaid federal income taxes and other               2,822,379
2,255,199
                                                 17,235,676     16,031,592
Accrued investment income                              2,115,882
1,814,291
Property and equipment at cost, less accumulated
  depreciation (1996-$1,371,295; 1995-$1,249,280)           1,121,649
1,199,482
Goodwill                                                 588,500
600,000
Total Assets                                        $145,329,577
$139,913,293

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                                   $ 23,281,262   $
22,529,817
   Accident and health                                60,823,562
59,442,638
                                                 84,104,824     81,972,455
  Other policy claims and benefits payable                 14,712,987
13,561,740
Other liabilities                                     11,920,451
5,988,794
Total policy reserves and liabilities                     110,738,262
101,522,989

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding                      2,000,000
2,000,000
  Additional paid-in capital                          37,440,000
37,440,000
  Retained deficit                                    (5,300,497)
(4,700,825)
  Unrealized appreciation of
   investment securities, net                            451,812
3,651,129
Total shareholder's equity                            34,591,315
38,390,304
Total reserves, liabilities, and shareholder's equity    $145,329,577
$139,913,293

See notes to financial statements.

First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                          Three months ended
                                          March 31,
                                               1996                1995
Revenues
Insurance operations:
  Life insurance premiums                      $  6,276,948   $  4,457,889
  Accident and health premiums                   14,099,190     18,415,634
Net investment income                        1,951,022      1,795,068
Realized gains (losses) on investments                   148,104
(218,492)
Other income                                        105,751         26,720
Total revenues                                   22,581,015     24,476,819

Benefits and expenses
Benefits to policyholders:
  Life insurance                             6,019,779      2,256,537
  Accident and health                       12,576,075     17,167,591
Amortization of deferred policy acquisition
  costs                                                 --
462,000
Insurance commissions                        1,379,939      1,394,776
General and administrative expenses               3,499,546      3,526,285
Total benefits and expenses                      23,475,339     24,807,189
Loss before federal income taxes (benefit)              (894,324)
(330,370)

Federal income taxes (benefit)                     (294,652)      (110,051)
Net loss                                       $   (599,672)  $   (220,319)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                          Three months ended
                                            March 31,
                                          1996                1995

Operating activities
Net loss                                       $   (599,672)  $    (220,319)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Increase in future policy
   benefit reserves and other policy
   claims and benefits                            3,283,616         206,938
(Increase) decrease in income taxes               1,336,032        (110,031)
Amortization of policy acquisition
  costs                                                --
462,000
Increase in other liabilities                     5,931,657       3,118,816
Depreciation, amortization and accretion            209,950        165,585
(Increase) decrease in uncollected premiums,
  accrued investment income and other                   (991,817)
1,355,793
(Increase) decrease in reinsurance recoverable     (201,757)        134,309
Net realized (gains) losses on
  investments                                      (148,104)       218,492
Net cash provided by operating activities         8,819,905       5,331,583

Investing activities
Purchases of fixed maturity investments          (41,227,677)   (15,647,767)
Sales and maturities of fixed maturity
  investments                                     30,257,918     11,950,767
(Increase) decrease in equity securities and
  short-term investments                           3,592,029       (400,000)
Purchase of property and equipment                   (44,182)      (375,430)
Net cash used in investing activities                  (7,421,912)
(4,472,430)
Increase in cash                              1,397,993       859,153
Cash at beginning of period                        1,145,131        483,075
Cash at end of period                     $   2,543,124  $   1,342,228

See notes to financial statements.


               First Fortis Life Insurance Company
                  Notes to Financial Statements
                March 31, 1996 and 1995
                          (Unaudited)

General

The accompanying unaudited financial statements of First Fortis Life Insurance Company ("First Fortis" or
"Company"), contain all adjustments necessary to present fairly the balance sheet as of March 31, 1996 and the related statements of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

Investments

The following is a summary of the amortized cost and fair value of fixed maturity securities:


                                  Gross          Gross
                 Amortized      Unrealized     Unrealized     Fair
                    Cost           Gain           Loss        Value

March 31, 1996
  Governments    $ 27,367,034   $   23,989     $ (342,184)    $ 27,048,839
  Public utilities       6,073,723       85,908        (47,982)
6,111,649
  Industrial and
    miscellaneous       84,249,425    1,521,882       (557,049)
85,214,258
Total            $117,690,182   $1,631,779     $ (947,215)    $118,374,746

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

The amortized cost and fair value of fixed maturity securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized          Fair
                                            Cost              Value
 Due in one year or less                  $  2,597,164        $  2,610,710
 Due after one year through five years      28,317,724          28,500,157
 Due after five years through ten years     58,985,427          59,401,378
 Due after ten years                        27,789,867          27,862,501
                                          $117,690,182        $118,374,746



               First Fortis Life Insurance Company
            Notes to Financial Statements (Continued)

Investments (Continued)

Proceeds from sales and maturities of fixed maturity securities were $30,257,918 and $11,950,767 for the three month period ended March 31, 1996 and 1995, respectively. Gross gains of $583,959 and $89,092 and gross losses of $435,855 and $307,584 were realized on the sales during the three month period ended March 31, 1996 and 1995.

Net Investment Income and Net Realized Gains (Losses) on Investments

Major categories of net investment income and realized gains (losses) on investments for the three months ended March 31 were as follows:

                        Net                              Net Realized
                        Investment                       Gains (Losses)
                              Income                     on Investments
                        1996         1995           1996           1995

Fixed maturities $1,951,201          $1,856,398          $  148,104$
(218,492)
Short-term
  investments             71,905                 702              -
  -
                  2,023,106           1,857,100          $  148,104  $
(218,492)
Expenses                 (72,084)            (62,032)
Net investment
 income          $1,951,022          $1,795,068

Federal Income Taxes

As of March 31, 1996 and December 31, 1995, respectively, the Company had a deferred tax asset valuation allowance of $1,337,823.

Subsequent Event

On May 2, 1996, the Company received verbal approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits Insurance
Company, an affiliate. The agreement, which will be effective as of January 1, 1996, will decrease the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit. The agreement is expected to reduce the variability of financial results for this product line. The effect on the Company's first quarter 1996 financial statements is being computed and will be disclosed in the second quarter 1996.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
As of and for the Three Months Ended March 31, 1996 and
1995.

REVENUES

Total premium decreased in 1996 as compared to 1995.
On-going marketing efforts have continued to increase the Company's group life, group disability income, and group dental premiums, whereas the decision announced in 1995 to cease writing new medical business and premium rate action on the Company's small-group medical business have contributed to a decline of approximately 63% of inforce small group medical fully insured medical lives and a $28 million decrease in annualized inforce small group medical premium since
January 1, 1995.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1996 and 1995 resulted in recognition of realized gains and losses.

BENEFITS

During the first quarter 1996, the Company's group life claims ratio was higher than expected as a result of increased mortality and larger average claim amounts.
During 1995, the corresponding mortality rate was lower than expected. Improved recovery rates on existing group disability income claimants and the actions taken by the Company on its medical business which resulted in the reduction of inforce fully insured medical lives have improved accident and health benefit results from 1995 to 1996.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration. Commission rate decreases on medical products have been offset by changes in the mix of inforce business thus resulting in the increase in the commissions to premium ratio from 1995 to 1996.

The decrease in medical premium from 1995 to 1996 has resulted in an increase in the Company's ratio of general and administrative expenses to premium. During the first quarter 1996, the Company paid $108,000 of medical business related employee termination benefits, which had been accrued for in 1995.
Management's Discussion and Analysis of Financial
Condition and Results of Operations As of and for the Three Months Ended March 31, 1996 and 1995 (Continued)

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate funds which will be sufficient for these needs.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At March 31, 1996, the Company's capital exceeded the minimum recommended risk-based capital level.

As of March 31, 1996, 98.3% of the Company's fixed maturity securities consisted of investment grade bonds.

Regulation

The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York
State. Periodic audits are conducted by the New York
Insurance Department related to the Company's compliance with these laws and regulations. To date there have been no adverse findings regarding the Company's operations.

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

Date:  May 13, 1996

/s/ Larry M. Cains
Larry M. Cains, Treasurer