Form 10-Q
period 1996-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 1996-08-14
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

[ X ]     For the quarterly period ended:  June 30, 1996

or

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


                                               June 30,       December 31,
                                               1996               1995
                                               (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1996--$114,839,140; 1995--$106,648,745)               $114,440,811
$112,183,452
  Preferred stock at fair value (cost--$92,029)               --   89,345
  Short-term investments                               5,800,000
6,850,000
                                                120,240,811    119,122,797
 Cash                                             2,863,887      1,145,131
Receivables:
  Uncollected premiums, less allowance of $100,000          4,828,763
4,440,446
  Reinsurance recoverable on unpaid and paid losses   15,494,496
9,335,947
  Prepaid federal income taxes and other               3,788,763
2,255,199
                                                 24,112,022     16,031,592
Accrued investment income                              1,669,573
1,814,291
Property and equipment at cost, less accumulated
  depreciation (1996-$1,496,337; 1995-$1,249,280)           1,088,699
1,199,482
Goodwill                                                 577,000
600,000
Total Assets                                        $150,551,992
$139,913,293

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                                   $ 24,359,374   $
22,529,817
   Accident and health                                67,682,902
59,442,638
                                                 92,042,276     81,972,455
  Other policy claims and benefits payable                 12,770,844
13,561,740
Other liabilities                                     13,869,825
5,988,794
Total policy reserves and liabilities                     118,682,945
101,522,989

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding                      2,000,000
2,000,000
  Additional paid-in capital                          37,440,000
37,440,000
  Retained deficit                                    (7,308,056)
(4,700,825)
  Unrealized appreciation of
   investment securities, net                           (262,897)
3,651,129
Total shareholder's equity                            31,869,047
38,390,304
Total reserves, liabilities, and shareholder's equity    $150,551,992
$139,913,293

See notes to financial statements.

First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                               Three months ended
                                                    June 30,
                                               1996                1995
Revenues
Insurance operations:
  Life insurance premiums                      $  5,969,639   $  4,475,372
  Accident and health premiums                   13,213,615     15,853,842
Net investment income                        2,014,472      1,809,371
Realized gains (losses) on investments                  (732,500)
598,755
Other income                                             --         17,077
Total revenues                                   20,465,226     22,754,417

Benefits and expenses
Benefits to policyholders:
  Life insurance                             6,373,042      3,777,037
  Accident and health                       12,883,304     14,725,410
Amortization of deferred policy acquisition
  costs                                                 --
462,000
Insurance commissions                        1,326,067      1,305,570
General and administrative expenses               3,003,019      3,488,213
Total benefits and expenses                      23,585,432     23,758,230
Loss before federal income taxes (benefit)            (3,120,206)
(1,003,813)

Federal income taxes (benefit)                   (1,108,647)      (403,131)
Net loss                                       $ (2,011,559)  $   (600,682)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                               Six months ended
                                                    June 30,
                                               1996                1995
Revenues
Insurance operations:
  Life insurance premiums                      $ 12,246,587   $  8,933,261
  Accident and health premiums                   27,312,805     34,269,476
Net investment income                        3,965,494      3,604,439
Realized gains (losses) on investments                  (584,396)
380,263
Other income                                        105,088         43,797
Total revenues                                   43,045,578     47,231,236

Benefits and expenses
Benefits to policyholders:
  Life insurance                            12,392,821      6,033,574
  Accident and health                       25,459,379     31,893,001
Amortization of deferred policy acquisition
  costs                                                 --
924,000
Insurance commissions                        2,702,006      2,700,346
General and administrative expenses               6,501,902      7,014,498
Total benefits and expenses                      47,056,108     48,565,419
Loss before federal income taxes (benefit)            (4,010,530)
(1,334,183)

Federal income taxes (benefit)                   (1,403,299)      (513,182)
Net loss                                       $ (2,607,231)  $   (821,001)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                               Six months ended
                                                 June 30,
                                          1996                1995

Operating activities
Net loss                                       $ (2,607,231)  $    (821,001)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Increase (decrease) in future policy
   benefit reserves and other policy
   claims and benefits                            9,278,925         (66,235)
(Increase) decrease in income taxes                 272,012        (513,162)
Amortization of policy acquisition
  costs                                                --
924,000
Increase in other liabilities                     7,881,031       2,773,781
Depreciation, amortization and accretion            412,763         337,641
(Increase) decrease in uncollected premiums,
  accrued investment income and other                    (32,858)
365,702
(Increase) decrease in reinsurance recoverable   (6,158,549)        387,173
Net realized (gains) losses on
  investments                                       584,396
(380,263    )
Net cash provided by operating activities         9,630,489       3,007,636

Investing activities
Purchases of fixed maturity investments          (69,731,374)   (43,838,470)
Sales and maturities of fixed maturity
  investments                                     60,813,886     41,103,986
Decrease in equity securities and
  short-term investments                           1,142,029      1,300,000
Purchase of property and equipment                  (136,274)      (240,174)
Net cash used in investing activities                  (7,911,733)
(1,674,658)
Increase in cash                              1,718,756      1,332,978
Cash at beginning of period                        1,145,131        483,075
Cash at end of period                     $   2,863,887  $   1,816,053

See notes to financial statements.


               First Fortis Life Insurance Company
                  Notes to Financial Statements
                June 30, 1996 and 1995
                          (Unaudited)

General

The accompanying unaudited financial statements of First Fortis Life Insurance Company ("First Fortis" or
"Company"), contain all adjustments necessary to present fairly the balance sheet as of June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

Investments

The following is a summary of the amortized cost and fair value of fixed maturity securities:


                                  Gross          Gross
                 Amortized      Unrealized     Unrealized     Fair
                    Cost           Gain           Loss        Value

June 30, 1996
  Governments    $ 14,615,361   $   99,535     $ (159,714)    $ 14,555,182
  Public utilities       7,458,320       38,283       (139,488)
7,357,115
  Industrial and
    miscellaneous       92,765,459    1,010,613      (1,247,558)
92,528,514
Total            $114,839,140   $1,148,431     $(1,546,760)   $114,440,811

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

The amortized cost and fair value of fixed maturity securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized          Fair
                                            Cost              Value
 Due in one year or less                  $  2,596,971        $  2,602,270
 Due after one year through five years      30,936,900          31,024,909
 Due after five years through ten years     45,895,306          45,529,310
 Due after ten years                        35,409,963          35,284,322
                                          $114,839,140        $114,440,811



               First Fortis Life Insurance Company
            Notes to Financial Statements (Continued)

Investments (Continued)

Proceeds from sales and maturities of fixed maturity securities were $60,813,886 and $41,103,986 for the six month period ended June 30, 1996 and 1995, respectively. Gross gains of $653,485 and $817,709 and gross losses of $1,237,881 and $491,446 were realized on the sales during the six month period ended June 30, 1996 and 1995.

Net Investment Income and Net Realized Gains (Losses) on Investments

Major categories of net investment income and realized gains (losses) on investments for the six months ended
June 30 were as follows:

                        Net                              Net Realized
                        Investment                       Gains (Losses)
                              Income                     on Investments
                        1996         1995           1996           1995

Fixed maturities $3,937,725          $3,721,598          $ (584,396)$
380,263
Short-term
  investments            174,852                 466              -
  -
                  4,112,577           3,722,064          $ (584,396)  $
380,263
Expenses                (147,083)           (117,625)
Net investment
 income          $3,965,494          $3,604,439

Federal Income Taxes

As of June 30, 1996 and December 31, 1995, respectively, the Company had a deferred tax asset valuation allowance of $1,337,823.

Reinsurance

In the second quarter 1996, the Company received approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits
Insurance Company ("Fortis Benefits"), an affiliate.
The agreement, which became effective as of January 1, 1996, decreases the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit for claims incurred on and after January 1, 1996. Under the agreement, which has had an immaterial net effect on the Company's net income through June 30, 1996, the Company has ceded $3,172,000 of premium to Fortis
Benefits and Fortis Benefits has assumed $3,174,000 of reserves from the Company. In the future, the agreement is expected to reduce the variability of financial results for this product line.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
As of and for the Three and Six Months Ended June 30,
1996 and 1995.

REVENUES

Total premium decreased in 1996 as compared to 1995. A decision announced in 1995 to cease writing new medical business along with premium rate increases on the Company's renewal medical business have contributed to a decline of approximately 67% of inforce medical lives and a $28 million decrease in annualized inforce medical premium since January 1, 1995. On-going marketing efforts have continued to increase the Company's group life, group disability income, and group dental premiums.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1996 and 1995 resulted in recognition of realized gains and losses.

BENEFITS

The Company's group life claims ratio was higher than expected in the first six months of 1996 as a result of increased mortality and larger average claim amounts.
During 1995, the corresponding mortality rate was as expected. Actions taken by the Company on its medical business have improved the benefit results for this product line from 1995 to 1996. Improved recovery rates on existing group disability income claimants were offset in the second quarter 1996 by an increase in the incidence of new claimants thus resulting in a decline in the accident and health benefit results from 1995 to 1996.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration. Commission rate decreases on medical products have been offset by changes in the mix of inforce business thus resulting in a consistent commissions to gross premium ratio from 1995 to 1996. The decrease in medical premium and related medical claims volume from 1995 to 1996 has resulted in a decrease in the Company's general and administrative expenses.





Management's Discussion and Analysis of Financial
Condition and Results of Operations As of and for the Three and Six Months Ended June 30, 1996 and 1995
(Continued)

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate funds which will be sufficient for these needs.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At June 30, 1996, the Company's capital exceeded the minimum recommended risk-based capital level.

As of June 30, 1996, 97.8% of the Company's fixed maturity securities consisted of investment grade bonds.

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

Part II.  Other Information

Item 1:  Legal Proceedings
            None

Item 2:  Changes in Securities
            None

Item 3:  Defaults Upon Senior Securities
            None

Item 4:  Submission of Matters to a Vote of Security
       Holders
  (a)       On April 25, 1996, the Annual First Fortis
            Life Insurance Company Shareholder Meeting was held.

(b),(c)     All 100,000 outstanding shares of the
            Company's common stock were cast for the election of each director (Larry M. Cains, Allen R. Freedman, Thomas M. Keller, Dean
            C. Kopperud, Terry J. Kryshak, Susie
            Gharib, Guy G. Rutherfurd, Jr., Dale E.
            Gardner, Kenneth W. Nelson, Clarence E.
            Galston, and Robert B. Pollock).

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

Date:  August 14, 1996

/s/ Larry M. Cains
Larry M. Cains, Treasurer