Form 10-Q
period 1996-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1996-11-13
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

[ X ]       For the quarterly period ended:
            September 30, 1996

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


                                                         September 30,     December 31,
                                                         1996                  1995
                                                         (Unaudited)

Assets
Investments:
  Fixed maturities, at fair value (amortized cost
   1996--$111,175,799; 1995-$106,648,754)                $110,934,721      $112,183,452
  Preferred stock at fair value (cost--$92,029)                --                89,345
  Short-term investments                                    3,500,000         6,850,000
                                                          114,434,721       119,122,797
Cash                                                          643,657         1,145,131
Receivables:
  Uncollected premiums, less allowance of $100,000          5,142,064         4,440,446
  Reinsurance recoverable on unpaid and paid losses        13,583,977         9,335,947
  Prepaid federal income taxes and other                    2,974,883         2,255,199
                                                           21,700,924        16,031,592
Accrued investment income                                   2,173,901         1,814,291
Property and equipment at cost, less accumulated
  depreciation (1996-$1,324,535; 1995-$1,249,280)           1,009,862         1,199,482
Goodwill                                                      565,500           600,000
Assets held is separate accounts                              683,333                 -
Total Assets                                             $141,211,898      $139,913,293

Reserves, liabilities, and shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
   Life insurance                                        $ 24,257,392      $ 22,529,817
   Accident and health                                     65,132,736        59,442,638
                                                           89,390,128        81,972,455
  Other policy claims and benefits payable                 10,815,118        13,561,740
Other liabilities                                           6,061,329         5,988,794
Liabilities related to separate accounts                      683,333                 -
Total policy reserves and liabilities                     106,949,908       101,522,989

Shareholder's equity:
  Common stock, $20 par value 100,000 shares
   authorized, issued, and outstanding                      2,000,000         2,000,000
  Additional paid-in capital                               37,440,000        37,440,000
  Retained deficit                                         (5,018,899)       (4,700,825)
  Unrealized appreciation (depreciation) of
   investment securities, net                                (159,111)        3,651,129
Total shareholder's equity                                 34,261,990        38,390,304
Total reserves, liabilities, and shareholder's equity    $141,211,898      $139,913,293

See notes to financial statements.

First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                                         Three months ended
                                                           September 30,
                                                         1996              1995
Revenues
Insurance operations:
  Life insurance premiums                          $  5,761,379      $  5,092,793
  Accident and health premiums                       10,283,974        14,318,558
Net investment income                                 1,977,664         1,765,857
Realized gains on investments                           136,942         1,620,033
Other income                                             37,932           136,818
Total revenues                                       18,197,891        22,934,059

Benefits and expenses
Benefits to policyholders:
  Life insurance                                      3,306,763         5,857,045
  Accident and health                                 6,971,883        11,026,159
Amortization of deferred policy acquisition
  costs                                                     --            462,000
Insurance commissions                                 1,386,282         1,385,461
General and administrative expenses                   2,968,537         3,231,214
Total benefits and expenses                          14,633,465        21,961,879
Income before federal income taxes                    3,564,426           972,180

Federal income taxes                                  1,275,269           288,209
Net income                                         $  2,289,157      $    683,971

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Operations
(Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                         1996              1995
Revenues
Insurance operations:
  Life insurance premiums                          $ 18,007,966      $ 14,026,054
  Accident and health premiums                       37,596,779        48,588,034
Net investment income                                 5,943,158         5,370,296
Realized gains (losses) on investments                 (447,454)        2,000,296
Other income                                            143,020           180,615
Total revenues                                       61,243,469        70,165,295

Benefits and expenses
Benefits to policyholders:
  Life insurance                                     15,699,584        11,890,619
  Accident and health                                32,431,262        42,919,160
Amortization of deferred policy acquisition
  costs                                                     --          1,386,000
Insurance commissions                                 4,091,042         4,085,807
General and administrative expenses                   9,467,685        10,245,712
Total benefits and expenses                          61,689,573        70,527,298
Loss before federal income taxes (benefit)             (446,104)         (362,003)

Federal income taxes (benefit)                         (128,030)         (224,973)
Net loss                                           $   (318,074)     $   (137,030)

See notes to financial statements.
First Fortis Life Insurance Company
Statements of Cash Flows
(Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                   1996              1995

Operating activities
Net loss                                           $   (318,074)     $    (137,030)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Loss on sale of property and equipment                 56,475                  -
  Increase in future policy
   benefit reserves and other policy
   claims and benefits                                4,671,051            385,664
  (Increase) decrease in income taxes                 1,583,053           (224,953)
  Amortization of policy acquisition
   costs                                                    --           1,386,000
  Increase in other liabilities                          72,535          4,988,999
  Depreciation, amortization and accretion              608,845            534,843
  Increase in uncollected premiums,
   accrued investment income and other               (1,402,500)          (969,444)
  Increase in reinsurance recoverable                (4,248,030)          (563,125)
  Net realized (gains) losses on
   investments                                          447,454         (2,000,296)
Net cash provided by operating activities             1,470,809           3,400,658

Investing activities
Purchases of fixed maturity investments             (102,455,310)      (104,316,706)
Sales and maturities of fixed maturity
  investments                                         97,274,337        101,373,906
Decrease in equity securities and
  short-term investments                               3,442,029          1,200,000
Proceeds from sale of property and
  equipment                                                6,006                 --
Purchase of property and equipment                      (239,345)         (315,797)
Net cash used in investing activities                 (1,972,283)       (2,058,597)
Increase (decrease) in cash                             (501,474)        1,342,061
Cash at beginning of period                            1,145,131           483,075
Cash at end of period                              $     643,657     $   1,825,136

See notes to financial statements.


               First Fortis Life Insurance Company
                  Notes to Financial Statements
                    September 30, 1996 and 1995
                          (Unaudited)

General

The accompanying unaudited financial statements of First Fortis Life Insurance Company ("First Fortis" or
"Company"), contain all adjustments necessary to present fairly the balance sheet as of September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended
September 30, 1996 and 1995.

Investments

The following is a summary of the amortized cost and fair value of fixed maturity securities:


                                         Gross             Gross
                     Amortized         Unrealized        Unrealized        Fair
                        Cost              Gain              Loss           Value

September 30, 1996
  Governments        $ 10,465,522      $   74,367        $   (80,100)      $ 10,459,789
  Public utilities      7,452,140          39,788           (103,625)         7,388,303
  Industrial and
    miscellaneous      93,258,137         810,344           (981,852)        93,086,629
Total                $111,175,799      $  924,499        $(1,165,577)      $110,934,721

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

The amortized cost and fair value of fixed maturity securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized                 Fair
                                                     Cost                  Value
 Due in one year or less                           $  1,095,433            $  1,097,580
 Due after one year through five years               31,222,936              31,367,324
 Due after five years through ten years              45,683,392              45,464,250
 Due after ten years                                 33,174,038              33,005,567
                                                   $111,175,799            $110,934,721



               First Fortis Life Insurance Company
            Notes to Financial Statements (Continued)

Investments (Continued)

Proceeds from sales and maturities of fixed maturity securities were $97,274,337 and $101,373,906 for the nine month period ended September 30, 1996 and 1995, respectively. Gross gains of $1,040,323 and $2,688,576 and gross losses of $1,487,777 and $688,280 were realized on the sales during the nine month period ended September 30, 1996 and 1995.

Net Investment Income and Net Realized Gains (Losses) on Investments

Major categories of net investment income and realized gains (losses) on investments for the nine months ended
September 30 were as follows:

                        Net                              Net Realized
                        Investment                       Gains (Losses)
                        Income                           on Investments
                        1996           1995              1996              1995

Fixed maturities     $5,927,316        $5,569,236        $ (447,454)       $ 2,000,296
Short-term
  investments           228,683               785            -                   -
                      6,155,999         5,570,021        $ (447,454)       $ 2,000,296
Expenses               (212,841)         (199,725)
Net investment
 income              $5,943,158        $5,370,296

Federal Income Taxes

As of September 30, 1996 and December 31, 1995, respectively, the Company had a deferred tax asset valuation allowance of $1,337,823.

Reinsurance

In the second quarter 1996, the Company received approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits
Insurance Company ("Fortis Benefits"), an affiliate.
The agreement, which became effective as of January 1, 1996, decreases the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit for claims incurred on and after January 1, 1996. Through
September 30, 1996, the Company has ceded $4,555,000 of premium to Fortis Benefits and Fortis Benefits has assumed $3,525,000 of reserves from the Company. In the future, the agreement is expected to reduce the variability of financial results for this product line.

Separate Accounts

The Company began selling variable annuity products
July 1, 1996. Assets and liabilities associated with separate accounts relate to premium and annuity considerations for which the contractholder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account contractholders, are excluded from the amounts reported in the accompanying statements of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
As of and for the Three and Nine Months Ended September
30, 1996 and 1995.

REVENUES

Total premium decreased in 1996 as compared to 1995. A decision announced in 1995 to cease writing new medical business along with premium rate increases on the Company's renewal medical business have contributed to a decline of approximately 72% of inforce medical lives and a $31 million decrease in annualized inforce medical premium since January 1, 1995. Effective July
1, 1996, $5.4 million of group dental premium lapsed.
The historical benefit loss experience on the lapsed business was worse than the experience on the remaining business. On-going marketing efforts have continued to increase the Company's group life, group disability income, and variable annuity premiums.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1996 and 1995 resulted in recognition of realized gains and losses.

BENEFITS

The Company's group life claims ratio improved during the third quarter 1996 as a result of a decrease in mortality. During the third quarter 1995, the corresponding mortality rate was higher than expected as a result of increased mortality and larger average claim amounts. Actions taken by the Company on its medical and dental business have improved the benefit results for these product lines from 1995 to 1996.
Recovery rates improved on existing group disability income claimants during the third quarter 1996 as compared to 1995, thus resulting in improved accident and health benefit results from 1995 to 1996.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration. Commission rate decreases on medical products have been offset by changes in the mix of inforce business thus resulting in an increase to the commissions to premium ratio from 1995 to 1996. The decrease in medical premium and related medical claims volume from 1995 to 1996 has resulted in a decrease in the Company's general and administrative expenses.


Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The Company expects its operating activities to continue to generate funds which will be sufficient for these needs.

The National Association of Insurance Commissioners' risk-based capital formula helps to establish guidelines for capital levels. At September 30, 1996, the Company's capital exceeded the minimum recommended risk-based capital level.

As of September 30, 1996, 97.7% of the Company's fixed maturity securities consisted of investment grade bonds.

Regulation

The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York
State. Periodic audits are conducted by the New York
Insurance Department related to the Company's compliance with these laws and regulations. To date there have been no adverse findings regarding the Company's operations.
Part II.  Other Information


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

Date:  November 14, 1996

/s/

Larry M. Cains, Treasurer