Form 10-K405
period 1996-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 1997-03-31
CIK 914804

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

FOR THE FISCAL YEAR ENDED DECEMBER 31,
                 1996

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

                                     PART I

ITEM 1.  BUSINESS

    "First Fortis Life Insurance Company" on page 8 and "Further Information About First Fortis" on pages 18 through 22 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 2.  PROPERTIES

    The Company leases its home office building, consisting of 26,875 square feet, in Syracuse, New York. It also leases space consisting of 9,471 square feet for the maintenance of a sales office located in New York City and space consisting of 1,076 square feet for a sales office in Rochester, NY. The Company expects that this office space will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 19 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements included in the prospectus attached hereto as Exhibit No. 99 are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on Page 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on Page 22 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Auditors

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the years ended December 31, 1996, 1995 and 1994

       Statements of Changes in Shareholder's Equity for the years ended December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

(a)(3) Listing of Exhibits

       2. None.

       3.(a) Articles of Incorporation of First Fortis Life Insurance Company -- Incorporated by reference from Form 10-K filed by registrant, File No. 33-71690, on March 29, 1996.

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

        (d) Form of Section 403(b) Annuity Endorsement (Incor-porated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27, 1995);

       10. Administrative Service Agreement -- Incorporated by reference from Form 10-K filed by registrant, File No. 33-71690, on March 29, 1996.

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

(b)    Reports on Form 8-K filed in the fourth quarter of 1996

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1997.

                                          FIRST FORTIS LIFE INSURANCE COMPANY
                                          By:     /s/   TERRY J. KRYSHAK
                                             -----------------------------------
                                                      Terry J. Kryshak
                                                    SR. VICE PRESIDENT &
                                                CHIEF ADMINISTRATIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                     /s/   TERRY J. KRYSHAK
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                       Director (Principal Executive Officer)

                     /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

                     /s/   LEANNE F. HUGHES
      --------------------------------------------        Assistant Treasurer and Director of Accounting
                    Leanne F. Hughes                       (Principal Accounting Officer)

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

                           *
      --------------------------------------------        Director
               Guy Gerard Rutherfurd, Jr.

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson

      --------------------------------------------        Director
                   Robert B. Pollack

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                     /s/   DEAN C. KOPPERUD
      --------------------------------------------        Director
                    Dean C. Kopperud

      --------------------------------------------        Director
                    Thomas M. Keller

      --------------------------------------------
                 Clarence Elkus Galston                   Director

*By  /s/
     -----------------------------------------------
     Terry J. Kryshak
     ATTORNEY-IN-FACT