Form 10-Q
period 1997-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 1997-05-15
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 33-71690

FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


NEW YORK
(State or other jurisdiction of
 incorporation or organization)

13-2699219
(IRS Identification No.)

220 SALINA MEADOWS PARKWAY,SUITE 255,SYRACUSE, NY          13220

(Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code: 315-451-0066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No
FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS



                                                      March 31,        December 31,
                                                       1997               1996
                                                     (unaudited)
ASSETS

Investments:
  Fixed maturities, at fair value (amortized
    cost: $112,418,069 at March 31, 1997,
    $111,970,939 at December 31, 1996)               $ 110,761,401     $113,136,650
  Short-term investments                                   600,000                0
                                                       111,361,401     $113,136,650

Cash                                                       921,893        1,544,745
Receivables:
  Uncollected premium, less allowance of $100,000         2,561,801       3,890,111
  Reinsurance recoverable on paid and unpaid losses     15,583,226       14,731,285
  Prepaid federal income taxes and other                 6,709,501        4,311,855
                                                        24,854,528       22,933,251

Accrued investment income                                1,976,492        1,739,498
Property and equipment, at cost, less accumulated
  depreciation (1997--$1,506,658; 1996--1,395,517          940,891        1,027,576
Goodwill                                                   542,500          554,000
Assets held in separate accounts                         3,588,037        2,203,109
Total Assets                                         $ 144,185,742     $143,138,829


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     March 31,         December 31,
                                                       1997              1996
                                                      (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                         $ 26,717,833      $25,225,095
  Accident and health                                  62,254,574       60,774,384
                                                       88,972,407       85,999,479

Other policy claims and benefits payable               14,337,028       14,798,802
Other liabilities                                       4,657,853        4,445,831
Liabilities related to separate accounts                3,588,037        2,203,109
Total policy reserves and liabilities                 111,555,325      107,447,221


SHAREHOLDER'S EQUITY
Common stock, $20 par value, 100,000
  shares authorized and outstanding                     2,000,000        2,000,000
Additional paid-in capital                             37,440,000       37,440,000
Retained deficit                                       (5,716,229)      (4,517,761)
Unrealized appreciation (depreciation) of
 investment securities, net                            (1,093,354)         769,369
Total Shareholder's equity                             32,630,417       35,691,608
Total reserves, liabilities, and shareholder's
 equity                                              $144,185,742      143,138,829

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS


(Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                           1997              1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                      $4,630,038      $ 6,276,948
  Accident and health premiums                              8,782,544       14,099,190
Net investment income                                       1,956,172        1,951,022
Realized gains (losses) on investments                        (80,656)         148,104
Other income                                                  134,352          105,751
TOTAL REVENUES                                             15,422,450       22,581,015

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                3,194,014        6,019,779
  Accident and health                                      10,002,318       12,576,075
Insurance commissions                                       1,018,850         1,379,939
General and administrative expenses                         3,023,104         3,499,546
TOTAL BENEFITS AND EXPENSES                                17,238,286        23,475,339

LOSS BEFORE INCOME TAXES (BENEFIT)                         (1,815,836)         (894,324)

Federal Income Taxes (Benefit)                               (617,368)         (294,652)
NET LOSS                                                   (1,198,468)       $ (599,672)

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                           Three months ended
                                                              March 31,
                                                           1997              1996

OPERATING ACTIVITIES
Net loss                                             $   (1,198,468)   $   (599,672)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Loss on sale of property and equipment                          -               -
  Increase in future policy benefit reserves
   and other policy claims and benefits                    2,282,643       3,283,616
 (Increase) decrease in federal income taxes                (617,367)      1,336,032
  Increase in other liabilities                            1,171,630       5,931,657
  Depreciation, amortization and accretion                   193,636         209,950
  Increase in uncollected premiums, accrued
      investment income and other                           (691,418)       (991,817)
  Increase in reinsurance recoverable                       (851,941)       (201,757)
  Net realized (gains) losses on investments                  80,656        (148,104)
NET CASH PROVIDED BY OPERATING ACTIVITIES                    369,371       8,819,905

INVESTING ACTIVITIES
Purchases of fixed maturity investments                  (36,380,103)    (41,227,677)
Sales or maturities of fixed maturity investments         35,781,325      30,257,918
Increase (decrease)in equity securities and short-term
 investments                                                (600,000)      3,592,029
Purchase of property and equipment                           (21,955)        (44,182)
NET CASH USED BY INVESTING ACTIVITIES                     (1,220,733)     (7,421,912)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                                     257,466               0
 Surrenders and death benefits                               (33,346)              0
 Interest credited to policyholders                            4,390               0
NET CASH PROVIDED BY FINANCING ACTIVITIES                    228,510               0

INCREASE (DECREASE) IN CASH                                 (622,852)      1,397,993
Cash and cash equivalents at beginning of period           1,544,745       1,145,131
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 921,893   $   2,543,124

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1997
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1997 and the related statements of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1997:

                                    Gross      Gross
                  Amortized         Unrealized Unrealized              Fair
                  Cost              Gain       Loss                    Value
Fixed Income Securities:
  Governments        $ 11,918,688   $      754 $ ( 405,526)          $11,513,916
  Public Utilities      9,741,458       21,411   ( 243,806)            9,519,063
  Industrial and
    miscellaneous      90,757,923      490,358  (1,519,859)           89,728,422
Total              $  112,418,069      512,523  (2,169,191)          110,761,401

The amortized cost and fair value of fixed maturities at March 31, 1997, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1997
(unaudited)




                                         Amortized         Fair
                                         Cost              Value

Due in one year or less                  $         0       $         0
Due after one year through
  five years                              37,835,722        37,787,387
Due after five years through
  ten years                               38,330,250        37,671,464
Due after ten years                       36 252,097        35,302,550
                                         112,418,069       110,761,401

Proceeds from sales and maturities of fixed maturity securities were $35,781,325 and $30,257,918 for the three month period ended March 31, 1997 and 1996, respectively.
Gross gains of $188,064 and $583,959 and gross losses of $268,720 and $435,855 were realized on the sales during the three month period ended March 31, 1997 and 1996.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                                    Investment             Realized Gain (Loss)
                                    Income                 on Investments
                                    1997       1996            1997        1996
Fixed maturities              $2,011,580  $1,951,201       $(80,656)   $148,104
Short-term investments           (10,133)     71,905              -           -
                               2,001,447   2,023,106       $ 80,656    $148,104
Expenses                        ( 45,275)   ( 72,084)
Net investment income         $1,956,172  $1,951,022

REINSURANCE
In the second quarter 1996, the Company received approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits Insurance
Company ("Fortis Benefits"), an affiliate. The agreement, which became effective as of January 1, 1996, decreased the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit for claims incurred on and after January 1, 1996. For the three months ended March 31,
1997, the Company has ceded $930,000 of premium to Fortis
Benefits. At March 31, 1997, Fortis Benefits has assumed
$4,340,000 of reserves from the Company. The agreement is expected to reduce the variability of financial results for this product line.

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

Management's Discussion and Analysis of Financial
Condition and Results of Operations

March Year-to-Date 1997 Compared to March Year-to-Date
1996

Revenues
First Fortis' (the "Company") insurance premiums decreased during the first quarter of 1997 as compared to the first quarter of 1996. This decrease was substantially attributable to the following: (1) effective January 1, 1996, the Company ceased new sales of group medical policies, however, the Company continues to renew and service the existing group medical business and; (2) a lapse on January 1, 1997 of business generating the following annualized premiums: $2.6 million of group life, $1.4 million of group long term disability income and $1.0 million of group dental business. This business, which was written by one third party administrator, had historical benefit loss experience that was worse than the experience of the remaining business. On-going marketing efforts have continued to generate new group life, variable annuity, group disability income and group dental business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
During the first quarter of 1996, the Company's group life claims ratio was higher than expected as a result of increased mortality and larger average claim amounts.
Consistent with the last six months of 1996, during the first quarter of 1997, the Company's group life mortality experience and average claim amounts continued to decrease. During the first quarter of 1997, there was an increase in the number of group disability income claimants that recovered but that increase was offset by a decrease in the average recovered claim size and an increase in the average new claim size as compared to 1996. The Company's group dental claims ratio was higher than expected during the first quarter 1997 as a result of higher benefit utilization rates and an increase in dental care costs.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

As the Company's inforce medical lives continue to decrease, the Company continues to experience a reduction in medical insurance related administrative expenses.


Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The impact of the declining inforce medical business has been considered in evaluating the Company's future liquidity needs. The Company expects its operating activities to continue to generate sufficient funds.

The National Association of Insurance Commissioners has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt. As of March
31, 1997, 97% of the Company's fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

Regulation
The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State.
Periodic audits are conducted by the New York Insurance
Department related to the Company's compliance with these laws and regulations. To date there have been no adverse findings regarding the Company's operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security
Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a.    None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date: May 14, 1997

/s/ Larry M. Cains

Larry M. Cains
Treasurer