Form 10-Q
period 1997-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 1997-08-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS



                                              June 30,      December 31,
                                               1997            1996
                                             (unaudited)
ASSETS

Investments:
  Fixed maturities, at fair value (amortized
    cost: $104,915,087 at June 30, 1997,
    $111,970,939 at December 31, 1996)            $ 105,646,713  $113,136,650
  Short-term investments                              3,340,000
0
                                               108,986,713  $113,136,650

Cash                                             2,591,624        1,544,745
Receivables:
  Uncollected premium, less allowance of $100,000         3,235,673
3,890,111
  Reinsurance recoverable on paid and unpaid losses       16,770,200
14,731,285
  Prepaid federal income taxes and other                   9,745,461
4,311,855
                                                29,751,334    22,933,251

Accrued investment income                             1,618,467     1,739,498
Property and equipment, at cost, less accumulated
  depreciation (1997--$1,624,422; 1996--1,395,517      904,957      1,027,576
Goodwill                                          531,000        554,000
Assets held in separate accounts                      6,956,580     2,203,109
Total Assets                                 $ 151,340,675  $143,138,829


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                               June 30,          December 31,
                                               1997           1996
                                              (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                      $ 28,917,186   $25,225,095
  Accident and health                                63,777,276
60,774,384
                                               92,694,462    85,999,479

Other policy claims and benefits payable                 12,466,076
14,798,802
Other liabilities                                    5,189,906     4,445,831
Liabilities related to separate accounts                   6,956,580
2,203,109
Total policy reserves and liabilities              117,307,024   107,447,221


SHAREHOLDER'S EQUITY
Common stock, $20 par value, 100,000
  shares authorized and outstanding                       2,000,000
2,000,000
Additional paid-in capital                          37,440,000    37,440,000
Retained deficit                                    (5,889,223)   (4,517,761)
Unrealized appreciation of
 investment securities, net                            482,874        769,369
Total Shareholder's equity                          34,033,651     35,691,608
Total reserves, liabilities, and shareholder's
 equity                                           $151,340,675   $143,138,829

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS


(Unaudited)

                                                  Six months ended
                                                       June 30,
                                                   1997               1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $9,685,277
$12,246,587
  Accident and health premiums                         17,222,521
27,312,805
Net investment income                                   3,917,097
3,965,494
Realized gains (losses) on investments                         (98,130)
      (584,396)
Other income                                         272,220
105,088
TOTAL REVENUES                                    30,998,985
43,045,578

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                            7,109,434
12,392,821
  Accident and health                                  17,630,640
25,459,379
Insurance commissions                                   2,306,401
2,702,005
General and administrative expenses                          6,062,527
      6,501,902
TOTAL BENEFITS AND EXPENSES                            33,109,002
47,056,108

LOSS BEFORE INCOME TAXES (BENEFIT)                          (2,110,017)
     (4,010,530)

Federal Income Taxes (Benefit)                             (738,557)
(1,403,299)
NET LOSS                                               $(1,371,460)
$(2,607,231)

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS


(Unaudited)

                                                  Three months ended
                                                       June 30,
                                                   1997               1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $5,055,239         $
5,969,639
  Accident and health premiums                          8,439,977
13,213,615
Net investment income                                   1,960,925
2,016,679
Realized gains (losses) on investments                         (17,474)
      (732,500)
Other income                                         137,868
(664)
TOTAL REVENUES                                    15,576,535
20,466,769

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                            3,915,420
6,373,042
  Accident and health                                   7,628,322
12,883,304
Insurance commissions                                   1,287,551
1,322,066
General and administrative expenses                          3,039,423
      3,133,648
TOTAL BENEFITS AND EXPENSES                            15,870,716
23,712,060

LOSS BEFORE INCOME TAXES (BENEFIT)                          ( 294,181)
     (3,245,291)

Federal Income Taxes (Benefit)                            (121,189)
(1,108,647)
NET LOSS                                               $( 172,992)
$(2,136,644)

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                  Six months ended
                                                     June 30,
                                                  1997           1996

OPERATING ACTIVITIES
Net loss                                     $   (1,371,460)   $(2,607,231)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Increase in future policy benefit reserves
   and other policy claims and benefits                     2,576,572
9,278,925
 (Increase) decrease in federal income taxes            (738,557)
272,012
  Increase in other liabilities                          891,661
7,881,031
  Depreciation, amortization and accretion               380,008
412,763
 (Increase) in uncollected premiums, accrued
     investment income and other                       (3,924,933)
( 32,858)
 (Increase)in reinsurance recoverable                  (2,038,915)
(6,158,549)
  Net realized (gains) losses on investments                   98,130
584,396
  Other                                               5,352               -
NET CASH PROVIDED BY OPERATING ACTIVITIES                   (4,122,142)
9,630,489

INVESTING ACTIVITIES
Purchases of fixed maturity investments               (81,778,299)
(69,731,374)
Sales or maturities of fixed maturity investments      88,607,920
60,813,886
(Increase)decrease in equity securities and short-term
 investments                                      (3,340,000)     1,142,029
Purchase of property and equipment                           (106,286)
   (136,274)
NET CASH USED BY INVESTING ACTIVITIES                   3,383,335
(7,911,733)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                          1,956,058           0
 Surrenders and death benefits                          (192,867)
     0
 Interest credited to policyholders                            22,495
          0
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,785,686
          0

INCREASE (DECREASE) IN CASH                            1,046,879
1,718,756
Cash and cash equivalents at beginning of period       1,544,745
1,145,131
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $2,591,624     $
2,863,887

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1997
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company (the "Company") contain all adjustments necessary to present fairly the balance sheet as of June 30, 1997 and the related statements of operations for the six months ended June
30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

The Company was purchased by Fortis, Inc. from Fortis
Amev, NV on April 30, 1997 for $33,042,000.

Federal Income Taxes: As of June 30, 1997 and December
31, 1996, respectively, the Company had a deferred tax asset valuation allowance of $1,338,000.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1997:

                              Gross          Gross
               Amortized      Unrealized     Unrealized           Fair

               Cost           Gain      Loss                Value
Fixed Income Securities:
  Governments     $ 5,855,025 $  17,669 $ ( 57,484)         $ 5,815,210
  Public Utilities    10,144,739       72,387       ( 42,514)
10,174,612
  Industrial and
    miscellaneous       88,915,323 1,028,682   (287,114)        89,656,891
Total                $ 104,915,087 1,118,738   (387,112)          105,646,713

The amortized cost and fair value of fixed maturities at June 30, 1997, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1997
(unaudited)

or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less                 $          0   $
0
Due after one year through
  five years                         45,624,087     46,002,615
Due after five years through
  ten years                               19,566,762     19,724,207
Due after ten years                  39 724,238     39,919,891
                                   $104,915,087   $105,646,713

Proceeds from sales and maturities of fixed maturity securities were $88,607,920 and $60,813,886 for the six month period ended June 30, 1997 and 1996, respectively.
Gross gains of $556,954 and $653,485 and gross losses of $655,084 and $1,237,881 were realized on the sales during the six month period ended June 30, 1997 and 1996.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows:



                              Investment               Realized Gain (Loss)
                              Income              on Investments
                               1997          1996          1997       1996
Fixed maturities              $3,968,485     $3,937,725        $(98,130)
$(584,396)
Short-term investments            35,800        174,852               -
     -
                          4,004,285      4,112,577          $(98,130)
$(584,396)
Expenses                   ( 87,188)      (147,083)
Net investment income         $3,917,097     $3,965,494

REINSURANCE
In the second quarter 1996, the Company received approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits Insurance
Company ("Fortis Benefits"), an affiliate. The agreement, which became effective as of January 1, 1996, decreased the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit for claims incurred on and after January 1, 1996. For the six months ended June 30, 1997, the Company has ceded $1,485,000 of premium to Fortis
Benefits. At June 30, 1997, Fortis Benefits has assumed
$5,261,000 of reserve liabilities from the Company. The agreement is expected to reduce the variability of financial results for this product line.

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

Management's Discussion and Analysis of Financial
Condition and Results of Operations

June Year-to-Date 1997 Compared to June Year-to-Date 1996

Revenues
First Fortis' (the "Company") insurance premiums decreased during the first six months of 1997 as compared to the first six months of 1996. This decrease was substantially attributable to the following: (1) effective January 1, 1996, the Company ceased new sales of group medical policies, however, the Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced premiums associated with this line from a peak in 1996 of $48 million to a current in force of $8 million in revenue; and, (2) during the last six months of 1996, the following annualized premium of Group Life
($2.6 M), Group LTD ($1.4 M) and Group Dental ($7.0 M) of business written through one third party administrator was lapsed. Historically, the benefit loss experience related to this business was worse than the experience from the Company's remaining business. The loss of this business should have minimal impact on overall operating results.

On-going marketing efforts have continued to generate new group life, variable annuity, group disability income, group dental and credit life and health business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
During the first two quarters of 1996, the Company's group life claims ratio was higher than expected as a result of increased mortality and larger average claim amounts. Consistent with the last six months of 1996, during the first half of 1997, the Company's group life mortality experience and average claim amounts continued to remain low. During the first half of 1997, group disability income had an increase in the average new claim size as compared to 1996. The Company's group dental claims ratio was higher than expected during the first half of 1997 as a result of higher benefit utilization rates and an increase in dental care costs.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

As the Company's inforce medical lives continue to decrease, the Company continues to experience a reduction in medical insurance related administrative expenses.
Some fixed costs related to the medical business remain with the Company.


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

The Company has no long or short term debt. As of June
30, 1997, 97% of the Company fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security
Holders

a.   On April 17, 1997, the Annual First Fortis Life
     Insurance Company Shareholder Meeting was held.

b. All 100,000 outstanding shares of the Company's common stock were cast for the election of each director (Larry M. Cains, Allen R. Freedman, Thomas
     M. Keller, Dean C. Kopperud, Terry J. Kryshak,
     Susie Gharib, Guy G. Rutherford, Jr., Dale E.
     Gardner, Kenneth W. Nelson, Clarence E. Galston, and Robert B. Pollock).

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   None

b. Form 8-K filed on May 8, 1997 for change of ownership.


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date: August 14, 1997
/s/ Larry M. Cains
Treasurer