Form 10-Q
period 1997-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1997-11-14
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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



                                                     September 30,      December 31,
                                                        1997               1996
                                                      (unaudited)
ASSETS

Investments:
  Fixed maturities, at fair value (amortized
    cost: $104,840,679 at September 30, 1997,
    $111,970,939 at December 31, 1996)                $ 107,419,594     $113,136,650
  Short-term investments                                 11,049,625                0
                                                        118,469,219     $113,136,650

Cash                                                      4,207,983        1,544,745
Receivables:
  Uncollected premium, less allowance of $100,000         1,156,660        3,890,111
  Reinsurance recoverable on paid and unpaid losses      18,088,686       14,731,285
  Prepaid federal income taxes and other                  3,768,591        4,311,855
                                                         23,013,937       22,933,251

Accrued investment income                                 1,730,384        1,739,498
Property and equipment, at cost, less accumulated
  depreciation (1997--$1,738,874; 1996--1,395,517)          790,505        1,027,576
Goodwill                                                    519,500          554,000
Assets held in separate accounts                         10,375,869        2,203,109
Total Assets                                          $ 159,107,397     $143,138,829


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                        September 30,   December 31,
                                                        1997              1996
                                                       (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                          $ 31,522,760      $25,225,095
  Accident and health                                   63,402,702       60,774,384
                                                        94,925,462       85,999,479

Other policy claims and benefits payable                12,613,677       14,798,802
Other liabilities                                        6,232,448        4,445,831
Liabilities related to separate accounts                10,375,869        2,203,109
Total policy reserves and liabilities                  124,147,456      107,447,221


SHAREHOLDER'S EQUITY
Common stock, $20 par value, 100,000
  shares authorized and outstanding                      2,000,000        2,000,000
Additional paid-in capital                              37,440,000       37,440,000
Retained deficit                                        (6,182,142)      (4,517,761)
Unrealized appreciation of
 investment securities, net                              1,702,083           769,369
Total Shareholder's equity                              34,959,941        35,691,608
Total reserves, liabilities, and shareholder's
 equity                                               $159,107,397      $143,138,829

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS


(Unaudited)

                                                            Nine months ended
                                                               September 30,
                                                             1997             1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                       $14,663,549     $18,007,966
  Accident and health premiums                               24,883,107      37,596,779
Net investment income                                         5,933,778       5,943,158
Realized gains (losses) on investments                          153,109        (447,454)
Other income                                                    466,574         143,020
TOTAL REVENUES                                               46,100,117      61,243,469

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                 11,837,725       15,687,372
  Accident and health                                        23,981,875       32,431,262
Insurance commissions                                         3,370,316        4,089,666
General and administrative expenses                           9,470,735        9,481,274
TOTAL BENEFITS AND EXPENSES                                  48,660,651       61,689,573

LOSS BEFORE INCOME TAXES (BENEFIT)                           (2,560,533)      ( 446,104)

Federal Income Taxes (Benefit)                                 (896,153)      ( 128,030)
NET LOSS                                                    $(1,664,381)     $( 318,074)

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS


(Unaudited)

                                                            Three months ended
                                                                September 30,
                                                             1997             1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                       $4,978,272      $ 5,761,379
  Accident and health premiums                               7,660,586       10,283,974
Net investment income                                        2,016,681        1,977,664
Realized gains (losses) on investments                         251,239          136,942
Other income                                                   194,354           37,932
TOTAL REVENUES                                              15,101,132       18,197,891

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                 4,728,291         3,294,551
  Accident and health                                        6,351,235         6,971,883
Insurance commissions                                        1,063,915         1,387,660
General and administrative expenses                          3,408,207         2,979,372
TOTAL BENEFITS AND EXPENSES                                 15,551,648        14,633,466

LOSS BEFORE INCOME TAXES (BENEFIT)                          ( 450,516)         3,564,426

Federal Income Taxes (Benefit)                                (157,596)        1,275,269
NET LOSS                                                    $( 292,920)      $ 2,289,157

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                            Nine months ended
                                                               September 30,
                                                            1997              1996

OPERATING ACTIVITIES
Net loss                                                  $(1,664,381)      $(318,074)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Loss on sale of property and equipment                            0          56,475
  Increase in future policy benefit reserves
   and other policy claims and benefits                     2,431,535        4,671,051
 (Increase) decrease in federal income taxes               (1,288,186)      1,583,053
  Increase in other liabilities                             2,182,957           72,535
  Depreciation, amortization and accretion                    563,952         608,845
 (Increase)decrease in uncollected premiums, accrued
      investment income and other                           3,688,560      (1,402,500)
 (Increase)in reinsurance recoverable                      (3,357,401)      (4,248,030)
  Net realized (gains) losses on investments                 (153,109)         447,454
  Other                                                         8,622               -
NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,412,549        1,470,809

INVESTING ACTIVITIES
Purchases of fixed maturity investments                  (114,541,122)    (102,455,310)
Sales or maturities of fixed maturity investments         121,638,397       97,274,337
(Increase)decrease in equity securities and short-term
 investments                                              (11,049,625)       3,442,029
Proceeds from sale of property and equipment                        0           6,006
Purchase of property and equipment                           (106,285)        (239,345)
NET CASH USED BY INVESTING ACTIVITIES                      (4,058,635)      (1,972,283)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                                    5,036,202                0
 Surrenders and death benefits                               (794,010)               0
 Interest credited to policyholders                            67,132                0
NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,309,324                0

INCREASE (DECREASE) IN CASH                                 2,663,238         (501,474)
Cash and cash equivalents at beginning of period            1,544 745        1,145,131
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $4,207,983       $  643,657

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
September 30, 1997
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company (the "Company") contain all adjustments necessary to present fairly the balance sheet as of September 30, 1997 and the related statements of operations for the nine months ended
September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

The Company was purchased by Fortis, Inc. from Fortis
Amev, NV on April 30, 1997 for $33,042,000.

Federal Income Taxes: As of September 30, 1997 and
December 31, 1996, respectively, the Company had a deferred tax asset valuation allowance of $1,338,000.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1997:

                                    Gross       Gross
                  Amortized         Unrealized  Unrealized              Fair
                  Cost              Gain        Loss                    Value
Fixed Income Securities:
  Governments        $ 5,422,486    $ 101,892   $        0        $ 5,524,378
  Public Utilities     8,603,008      253,262            0          8,856,270
  Industrial and
    miscellaneous     90,815,185    2,307,718     ( 83,958)        93,038,946
Total              $ 104,840,679    2,662,872     ( 83,958)       107,419,594

The amortized cost and fair value of fixed maturities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
September 30, 1997
(unaudited)

or prepay obligations with or without call or prepayment penalties.


                                          Amortized         Fair
                                          Cost              Value

Due in one year or less                   $    649,895      $    649,591
Due after one year through
  five years                                44,026,446        44,759,938
Due after five years through
  ten years                                 20,637,168        21,156,626
Due after ten years                         39 527,170        40,853,439
                                          $104,840,679      $107,419,594

Proceeds from sales and maturities of fixed maturity securities were $121,638,397 and $97,274,337 for the nine month period ended September 30, 1997 and 1996, respectively. Gross gains of $922,217 and $1,040,322 and gross losses of $769,108 and $1,487,776 were realized on the sales during the nine month period ended September
30, 1997 and 1996.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows:



                              Investment              Realized Gain (Loss)
                              Income                  on Investments
                               1997       1996        1997              1996
Fixed maturities              $5,891,606  $5,927,316        $153,109    $(447,454)
Short-term investments           169,867     228,683               -           -
                               6,061,473   6,155,999        $153,109    $(447,454)
Expenses                        (127,695)   (212,841)
Net investment income         $5,933,778  $5,943,158

REINSURANCE
In the second quarter 1996, the Company received approval from the New York State Insurance Department of a reinsurance agreement with Fortis Benefits Insurance
Company ("Fortis Benefits"), an affiliate. The agreement, which became effective as of January 1, 1996, decreased the Company's long term disability reinsurance retention from a $10,000 net monthly benefit to a $2,000 net monthly benefit for claims incurred on and after January 1, 1996. For the nine months ended September 30,
1997, the Company has ceded $4,081,000 of premium to Fortis Benefits. At September 30, 1997, Fortis Benefits has assumed $5,797,340 of reserve liabilities from the Company. The agreement is expected to reduce the variability of financial results for this product line.

Separate Accounts
The Company began selling variable annuity products in 1996. Assets and liabilities associated with separate accounts relate to premium and annuity considerations for which the contractholder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account contractholders, are excluded from the amounts reported in the accompanying statements of operations.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

September Year-to-Date 1997 Compared to September Year-to-Date 1996

Revenues
First Fortis' (the "Company") insurance premiums decreased during the first nine months of 1997 as compared to the first nine months of 1996. This decrease was substantially attributable to the following: (1) effective January 1, 1996, the Company ceased new sales of group medical policies, however, the Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced premiums associated with this line from a peak in 1996 of $26 million inforce to a current inforce of $7 million in revenue; and, (2) during the last six months of 1996, the annualized premium of Group Life
($2.6 M), Group LTD ($1.4 M) and Group Dental ($7.0 M) of business written through one third party administrator was lapsed. Historically, the benefit loss experience related to this business was worse than the experience from the Company's remaining business. The loss of this business should have minimal impact on overall operating results.

On-going marketing efforts have continued to generate new group life, variable annuity, group disability income, group dental and credit life and health business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
During the first three quarters of 1996, the Company's group life claims ratio was higher than expected as a result of increased mortality and larger average claim amounts. Consistent with the last six months of 1996, during the first three quarters of 1997, the Company's group life mortality experience and average claim amounts continued to remain low. During the first three quarters of 1997, group disability income had an increase in the average new claim size as compared to 1996. The
Company's group dental claims ratio was higher than expected during the first three quarters of 1997 as a result of higher benefit utilization rates and an increase in dental care costs.

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

The Company has no long or short term debt. As of September 30, 1997, 97% of the Company's fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

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

First Fortis Life Insurance Company
(Registrant)
Date: November 13, 1997
/s/ Larry M. Cains
Treasurer