Form 10-K405
period 1997-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 1998-03-30
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                     PART I

ITEM 1.  BUSINESS

    "First Fortis Life Insurance Company" on page 7 and "Further Information About First Fortis" on pages 18 through 21 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 2.  PROPERTIES

    The Company leases its home office building, consisting of 26,875 square feet, in Syracuse, New York. It also leases space consisting of 9,471 square feet for the maintenance of a sales office located in New York City and space consisting of 2,539 square feet for a sales office in Rochester, NY. The Company expects that this office space will be adequate for the foreseeable future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on Page 19 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on Page 20 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Auditors

       Balance Sheets at December 31, 1997 and 1996

       Statements of Operations for the years ended December 31, 1997, 1996 and 1995

       Statements of Changes in Shareholder's Equity for the years ended December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

        (b) Form of Application to be used in connection with Contract filed as
       Exhibit 4(a) (Incorporated by reference from Post-Effective Amendment No. 2 to Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on April 27, 1995);

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

(b)    Reports on Form 8-K filed in the fourth quarter of 1997

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1998.

                                          FIRST FORTIS LIFE INSURANCE COMPANY
                                          By:     /s/     ZAFAR RASHID
                                             -----------------------------------
                                                        Zafar Rashid
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                      /s/     ZAFAR RASHID
      --------------------------------------------        President and Chief Executive Officer (Principal
                      Zafar Rashid                         Executive Officer)

                     /s/   TERRY J. KRYSHAK
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                       Director

                     /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

                     /s/   BARBARA R. HEGE
      --------------------------------------------        Chief Financial Officer
                    Barbara R. Hege

                           *
      --------------------------------------------        Chairman of Board and Director
                  Allen Royal Freedman

                           *
      --------------------------------------------        Director
                      Susie Gharib

                           *
      --------------------------------------------        Director
               Guy Gerard Rutherfurd, Jr.

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                     /s/  ROBERT B. POLLOCK
      --------------------------------------------        Director
                   Robert B. Pollock

                     /s/   DEAN C. KOPPERUD
      --------------------------------------------        Director
                    Dean C. Kopperud

                           *
      --------------------------------------------        Director
                    Thomas M. Keller

                           *
      --------------------------------------------        Director
                 Clarence Elkus Galston

*By  /s/ TERRY J. KRYSHAK
     -----------------------------------------------
     Terry J. Kryshak
     ATTORNEY-IN-FACT