Form 10-Q
period 1998-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 1998-05-14
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

13-2699219
(IRS Identification No.)

220 SALINA MEADOWS PARKWAY,SUITE 255,SYRACUSE, NY                13212

(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: 315-451-0066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No
FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share data)

                                                            March 31,      December 31,
                                                             1998               1997
                                                           (unaudited)


ASSETS

Investments:
  Fixed maturities, at fair value (amortized
    cost 1998--$118,064; 1997--$102,284)             $121,097  $105,776
  Short-term investments                                          1,950       11,697
                                                                123,047      117,473

Cash and cash equivalents                                 4,174            7,453

Receivables:
  Uncollected premium, less allowance of $100  3,072     2,358
  Reinsurance recoverable on paid and unpaid losses              22,727       19,764
  Other                                                           1,296        1,402
                                                                 27,095       23,524

Accrued investment income                            1,922        1,700
Deferred policy acquisition costs              1,810  1,413
Property and equipment at cost, less accumulated
  depreciation (1998--$1,920; 1997--$1,853)          577                       676
Deferred federal income tax                          2,065                     2,079
Goodwill, less accumulated amortization
  (1998--$333; 1997--$322)                           497            508
Assets held in separate accounts                 21,279          16,072
Total assets                                                   $182,466       $170,898


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                                         March 31,        December 31,
                                                       1998                   1997
                                                      (unaudited)


POLICY RESERVES AND LIABILITIES
Future policy benefit reserves:
  Life insurance                                     $ 28,585             $ 27,671
  Interest sensitive and investment products         8,221                6,878
  Accident and health                                  64,432    61,175
                                                           101,238              95,724

Unearned revenues                                    5,865                5,223
Other policy claims and benefits payable       10,967                     10,304
Income taxes payable                                 856                  911
Other liabilities                                    6,041                5,583
Liabilities related to separate accounts         21,279          16,072
Total policy reserves and liabilities                146,246    133,817


SHAREHOLDER'S EQUITY:
Common stock, $20 par value, 100,000
  shares authorized and outstanding            2,000              2,000
Additional paid-in capital                           37,440               37,440
Retained deficit                                      (5,204)             (4,642)
Unrealized gain on investments, net               1,984                      2,283
Total shareholder's equity                             36,220                37,081
Total policy reserves, liabilities, and
  shareholder's equity                               $182,466  $170,898

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
(In thousands)

(Unaudited)

                                                        Three months ended
                                                               March 31,
                                                           1998           1997

REVENUES
Insurance operations:
  Life insurance premiums                            $5,198    $4,630
  Interest sensitive and investment products
     policy charges                                            11              -
  Accident and health premiums                 7,644        8,783
Net investment income                                1,992      1,956
Realized gains (losses) on investments                 369       (81)
Other income                                                  239            134
TOTAL REVENUES                                             15,453         15,422

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     4,514      3,194
  Interest sensitive and investment products         156            -
  Accident and health                                7,546     10,002
Amortization of deferred policy
  acquisition costs                                           (47)             -
Insurance commissions                                1,147      1,019
General and administrative expenses             3,001           3,023
TOTAL BENEFITS AND EXPENSES                          16,318    17,238

LOSS BEFORE FEDERAL INCOME TAXES                     (865)     (1,816)

Federal income taxes benefit                    (303)           (617)
NET LOSS                                             $(562)   $(1,199)

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Three months ended
                                                                  March 31,
                                                              1998           1997

OPERATING ACTIVITIES
Net loss                                                     $ (562)      $(1,199)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Loss on disposal of property and equipment                 11               -
  Increase in future policy benefit reserves
   and other policy claims and benefits                       5,474    2,283
 (Increase) decrease in federal income taxes                     121          (617)
  Increase in other liabilities                                  458         1,172
  Depreciation, amortization and accretion                       (300)         193
  Increase in uncollected premiums, accrued
      investment income and other                                (831)        (691)
  Increase in reinsurance recoverable                            (2,963)      (852)
  Net realized (gains) losses on investments             (369)           80
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,039 369

INVESTING ACTIVITIES
Purchases of fixed maturity investments                          (72,054)  (36,380)
Sales or maturities of fixed maturity investments                56,644      35,781
Increase (decrease)in equity securities and
  short-term investments                                         9,747        (600)
Purchase of property and equipment                                     -       (21)
NET CASH USED BY INVESTING ACTIVITIES                      (5,663)        (1,220)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                                         3,731       257
 Surrenders and death benefits                                     (2,542)
(33)
 Interest credited to policyholders                           156             4
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,345        228

INCREASE (DECREASE) IN CASH                                      (3,279)
(623)
Cash and cash equivalents at beginning of period                    7,453
1,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $4,174
$  922

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1998
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1998, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1998 (in thousands):

                                           Gross           Gross
                        Amortized         Unrealized Unrealized  Fair
      Cost               Gain       Loss                   Value
Fixed Income Securities:
  Governments               $ 22,186        $  132              $123     $   22,195
  Public Utilities             8,205           228                 5          8,428
  Industrial and
    miscellaneous         87,673       2,917                     116         90,474
Total                $118,064             $3,277                $244     $121,097

The amortized cost and fair value of fixed maturities at March 31, 1998, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1998
(unaudited)




                                         Amortized       Fair
                                         Cost        Value

Due in one year or less    $  1,255         $  1,261
Due after one year through
  five years                                53,101        53,867
Due after five years through
  ten years                          25,130           25,636
Due after ten years                       38,578      40,333
                                        $118,064       $121,097

Proceeds from sales and maturities of fixed maturity securities were $24,037,000 and $32,607,000 for the three month period ended March 31, 1998 and 1997, respectively.
Gross gains of $478,000 and $188,000 and gross losses of $109,000 and $269,000 were realized on the sales during the three month period ended March 31, 1998 and 1997.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                                                        Realized Gain (Loss)
                              Investment Income    on Investments
                                1998         1997         1998             1997
Fixed maturities         $1,880        $2,011        $369           $(81)
Short-term investments     134        (10)          -         -
                                2,014          2,001           $369        $(81)
Expenses                          (22)           (45)
Net investment income   $1,992     $1,956
/TABLE

Management's Discussion and Analysis of Financial
Condition and Results of Operations

March Year-to-Date 1998 Compared to March Year-to-Date
1997

Revenues
First Fortis' (the 'Company') insurance premiums decreased during the first quarter of 1998 as compared to the first quarter of 1997. This decrease was substantially attributable to the Company's decision, effective January 1, 1996, to cease new sales of group medical policies. The Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to a current inforce of $5.5 million in premium. Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of group medical sales and strong dental sales have caused the group accident and health premium mix to shift. First quarter disability income, dental, and medical premium represented 39%, 43%, and 18%, respectively, of total group accident and health premium in 1998 compared to 39%, 32%, and 29%, respectively, in 1997.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1998 and 1997 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
The decrease in accident and health benefits in the first three months of 1998 as compared to the same period in 1997 is primarily due to improved experience in the group medical products. Slightly offsetting this is a larger volume of new group long term disability claims.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses are relatively flat in the first quarter of 1998 from the same period in 1997. The Company continues to strive for improvements in the expense to gross revenue ratio, while maintaining quality and timely services to the policyholders.

Year 2000

The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company and any of its businesses or subsidiaries. All of the Company's major businesses are heavily dependent upon internal computer systems, and many have significant interaction with systems of third parties.

A comprehensive review of the Company's computer systems and business processes has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis.
The Company's goal is to complete internal remediation and testing of each system by early 1999.

The costs related to the Year 2000 issue are not expected to have a material impact on the Company's results of financial condition. This expectation is subject to uncertainties that could cause actual results to differ materially. Factors that could influence the total costs to be incurred by the Company in connection with the Year
2000 issue include the ability of the Company to successfully identify systems containing two-digit year codes, the nature and amount of programming required to fix the affected programs, the related labor and consulting costs for such remediation, and the ability of third parties that interface with the Company to successfully address their Year 2000 issues.

The Company is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on the Company's operations. The potential materiality of any such impact is not entirely known at this time. The Company is closely monitoring these entities to avoid any unforeseen circumstances.

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

The Company has no long or short term debt. As of March
31, 1998, 97% of the Company's fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

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

First Fortis Life Insurance Company
(Registrant)
Date: May 13, 1998
/s/ Larry M. Cains
Treasurer