Form 10-Q
period 1998-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 1998-08-12
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                        OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 33-71690

FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


NEW YORK
(State or other jurisdiction of
 incorporation or organization)

13-2699219
(IRS Identification No.)

220 SALINA MEADOWS PARKWAY, SUITE 255, SYRACUSE, NY  13212

(Address of principal executive offices)(Zip code)

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
BALANCE SHEETS
(In thousands, except per share data)

                                                            June 30,       December 31,
                                                             1998               1997
                                                           (unaudited)


ASSETS:
Investments:
  Fixed maturities, at fair value (amortized
    cost 1998--$118,273; 1997--$102,284)             $121,887  $105,776
  Short-term investments                                          1,750       11,697
                                                                123,637      117,473

Cash and cash equivalents                                 4,492            7,453

Receivables:
  Uncollected premiums, less allowance of $100 2,954     2,358
  Reinsurance recoverable on paid and unpaid losses              25,136       19,764
  Other                                                           1,540        1,402
                                                                 29,630       23,524

Accrued investment income                            1,705        1,700
Deferred policy acquisition costs              2,379  1,413
Property and equipment at cost, less accumulated
  depreciation (1998--$1,920; 1997--$1,853)          492                       676
Deferred federal income tax                          1,811                     2,079
Goodwill, less accumulated amortization
  (1998--$345; 1997--$322)                           485            508
Assets held in separate accounts                 28,325          16,072
Total assets                                                   $192,956       $170,898


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                                          June 30,        December 31,
                                                         1998                 1997
                                                      (unaudited)


POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                                     $ 29,959             $ 27,671
  Interest sensitive and investment products         9,470                6,878
  Accident and health                                  68,030    61,175
                                                           107,459              95,724
Unearned revenues                                    6,632                5,223
Other policy claims and benefits payable       10,718                     10,304
Income taxes payable                                 161                  911
Other liabilities                                    4,261                5,583
Liabilities related to separate accounts         28,325          16,072
Total policy reserves and liabilities                157,556    133,817




SHAREHOLDER'S EQUITY:
Common stock, $20 par value, 100,000
  Authorized, issued, and outstanding shares
  --100,000                                          2,000                  2,000
Additional paid-in capital                           37,440               37,440
Retained deficit                                      (6,401)             (4,642)
Unrealized gain on investments, net               2,361                      2,283
Total shareholder's equity                             35,400                37,081
Total policy reserves, liabilities, and
  shareholder's equity                               $192,956  $170,898

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                          Six months ended
                                                                June 30,
                                                           1998           1997

REVENUES
Insurance operations:
  Life insurance premiums                            $11,425   $9,686
  Interest sensitive and investment products
     policy charges                                            53              -
  Accident and health premiums                 15,374          17,222
Net investment income                                4,054      3,917
Net realized gains (losses) on investments             850       (98)
Other income                                                  487            272
TOTAL REVENUES                                             32,243         30,999

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     9,713      7,066
  Interest sensitive and investment products         334           43
  Accident and health                                16,733    17,631
Amortization of deferred policy
  acquisition costs                                           (98)            (2)
Insurance commissions                                2,163      2,306
General and administrative expenses             6,104           6,065
TOTAL BENEFITS AND EXPENSES                          34,949    33,109

LOSS BEFORE FEDERAL INCOME TAXES                     (2,706)     (2,110)

INCOME TAX EXPENSE (BENEFITS)
Current                                          (1,173)          -
Deferred                                              226        (739)
                                                             (947)          (739)
NET LOSS                                                   (1,759)        (1,371)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain (loss) on investments                     78    (286)
COMPREHENSIVE LOSS                                        $(1,681)       $(1,657)

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                          Three months ended
                                                                June 30,
                                                           1998           1997

REVENUES
Insurance operations:
  Life insurance premiums                            $6,227    $5,056
  Interest sensitive and investment products
     policy charges                                            42              -
  Accident and health premiums                 7,730        8,439
Net investment income                                2,062      1,961
Realized gains (losses) on investments                 481       (17)
Other income                                                  248            138
TOTAL REVENUES                                             16,790         15,577

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     5,199      3,872
  Interest sensitive and investment products         178           43
  Accident and health                                9,187      7,629
Amortization of deferred policy
  acquisition costs                                            (51)           (2)
Insurance commissions                                1,016      1,287
General and administrative expenses             3,102           3,042
TOTAL BENEFITS AND EXPENSES                          18,631    15,871

LOSS BEFORE FEDERAL INCOME TAXES                     (1,841)     (294)

Federal income tax benefit                       (644)          (122)
NET LOSS                                               (1,197)      (172)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments                    377           1,576
COMPREHENSIVE INCOME (LOSS)                          $ (820)   $1,404

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six months ended
                                                                   June 30,
                                                              1998           1997

OPERATING ACTIVITIES
Net loss                                                   $(1,759)       $(1,371)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Loss on disposal of property and equipment            12                -
  Increase in future policy benefit reserves
   and other policy claims and benefits         10,927        2,577
  Provision for deferred federal income taxes         226         (739)
  Decrease in federal income taxes                     (750)          -
 (Decrease) increase in other liabilities          (1,322)         891
  Depreciation, amortization and accretion              (771)         252
  Amortization of investment premiums, net            (36)         128
  Increase in uncollected premiums, accrued
      investment income and other                       (739)  (3,925)
  Increase in reinsurance recoverable                 (5,372)  (2,039)
  Net realized (gains) losses on investments            (850)    98
  Other                                                          -               6
NET CASH PROVIDED BY OPERATING ACTIVITIES         (434)     (4,122)

INVESTING ACTIVITIES
Purchases of fixed maturity investments            (111,080)             (81,778)
Sales or maturities of fixed maturity investments     95,975    88,607
Increase (decrease)in equity securities and
  short-term investments                               9,947   (3,340)
Purchase of property and equipment                         -        (106)
NET CASH USED BY INVESTING ACTIVITIES                 (5,158)              3,383

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                                     8,221         1,956
 Surrenders and death benefits                        (5,927)           (192)
 Interest credited to policyholders                337                  22
NET CASH PROVIDED BY FINANCING ACTIVITIES        2,631          1,786

INCREASE (DECREASE) IN CASH                           (2,961)           1,047
Cash and cash equivalents at beginning of period       7,453             1,545
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $4,492            $2,592

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1998
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1998 and the related statements of operations for the six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1998, all fixed maturity investments are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1998 (in thousands):

                                           Gross           Gross
                        Amortized         Unrealized Unrealized  Fair
      Cost               Gain       Loss                   Value
Fixed Income Securities:
  Governments               $ 18,231        $  236              $ 15     $   18,452
  Public Utilities            13,468           450                34         13,884
  Industrial and
    miscellaneous         86,574       3,040                      63         89,551
Total                $118,273             $3,726                $112     $121,887

The amortized cost and fair value of fixed maturities at June 30, 1998, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1998
(unaudited)




                                         Amortized       Fair
                                         Cost        Value

Due in one year or less    $  1,760         $  1,767
Due after one year through
  five years                                53,224        54,100
Due after five years through
  ten years                          30,253           31,034
Due after ten years                       33,036      34,986
                                        $118,273       $121,887

Proceeds from sales and maturities of fixed maturity securities were $95,975,000 and $88,607,000 for the six month period ended June 30, 1998 and 1997, respectively.
Gross gains of $1,005,000 and $557,000 and gross losses of $155,000 and $655,000 were realized on the sales during the six month period ended June 30, 1998 and 1997.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                                                        Realized Gain (Loss)
                                Investment Income    on Investments
                                 1998         1997        1998             1997
Fixed maturities         $3,926        $3,968        $850           $(98)
Short-term investments     176         36           -         -
                                4,102          4,004           $850        $(98)
Expenses                          (48)           (87)
Net investment income   $4,054     $3,917
/TABLE

Management's Discussion and Analysis of Financial
Condition and Results of Operations

June Year-to-Date 1998 Compared to June Year-to-Date 1997

Revenues
First Fortis (the "Company") life insurance premiums increased during the first two quarters of 1998 as compared to the first two quarters of 1997 due to strong group life sales. Accident and health premiums decreased during the first two quarters of 1998 as compared to the first two quarters of 1997. This accident and health premium decrease was substantially attributable to the Company's decision, effective January 1, 1996, to cease new sales of group medical policies. The Company continues to service the existing group medical business.
The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to a current inforce of $5.5 million in premium.
Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of group medical sales and strong dental sales have caused the group accident and health premium mix to shift. Second quarter dental, disability income, and medical premium represented 44%, 39%, and 17%, respectively, of total group accident and health premium in 1998 compared to 35%, 40%, and 25%, respectively, in 1997.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1998 and 1997 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
Life benefits have increased during the first two quarters of 1998 as compared to the first two quarters of 1997 due to good experience in 1997. The decrease in accident and health benefits in the first six months of 1998 as compared to the same period in 1997 is primarily due to improved experience in the group medical products.
Slightly offsetting this is a larger volume of new group long term disability claims.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses are relatively flat in the second quarter of 1998 from the same period in 1997. The Company continues to strive for improvements in the expense to gross revenue ratio, while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of June
30, 1998, 97% of the Company's fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security
Holders

a.    On April 27, 1998, the Annual First Fortis Life
Insurance Company Shareholder Meeting was held.

b. All 100,000 outstanding shares of the Company's common stock were cast for the election of each director (Larry M. Cains, Allen R. Freedman, Zafar
      Rashid, Dean C. Kopperud, Terry J. Kryshak, Susie
      Gharib, Guy G. Rutherfurd, Jr., Dale E. Gardner,
      Kenneth W. Nelson, Clarence E. Galston, and Robert
      B. Pollock).

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a.    None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date: August 14, 1998
/s/ Larry M. Cains
Treasurer