Form 10-Q
period 1998-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1998-11-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 33-71690

FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


NEW YORK
(State or other jurisdiction of
 incorporation or organization)

13-2699219
(IRS Identification No.)

220 SALINA MEADOWS PARKWAY, SUITE 255, SYRACUSE, NY
     13212
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: 315-
451-0066

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

                                                September 30,
December 31,
                                                    1998
 1997
                                                  (unaudited)


ASSETS:
Investments:
  Fixed maturities, at fair value (amortized
    cost 1998--$123,825; 1997--$102,284)            $129,360
$105,776
  Short-term investments                                 900
11,697
                                                     130,260
117,473

Cash and cash equivalents                              2,910
 7,453

Receivables:
  Uncollected premiums, less allowance of $100         3,548
2,358
  Reinsurance recoverable on paid and unpaid losses   27,645
19,764
  Other                                                1,273
1,402
                                                      32,466
23,524

Accrued investment income                              2,001
1,700
Deferred policy acquisition costs                      2,556
1,413
Property and equipment at cost, less accumulated

  depreciation (1998--$2,091; 1997--$1,853)              407
  676
Deferred federal income tax                              781
2,079
Goodwill, less accumulated amortization
  (1998--$345; 1997--$322)                               474
  508
Assets held in separate accounts                      33,197
16,072
Total assets                                        $205,052
$170,898


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                           September 30,
December 31,
                                                 1998
1997
                                              (unaudited)


POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                               $ 29,714         $
27,671
  Interest sensitive and investment products      9,294
6,878
  Accident and health                            68,141
61,175
                                                107,149
95,724
Unearned revenues                                 7,741
5,223
Other policy claims and benefits payable         10,662
10,304
Income taxes payable                              1,335
  911
Other liabilities                                 5,476
5,583
Liabilities related to separate accounts         33,197
16,072
Total policy reserves and liabilities           165,560
133,817




SHAREHOLDER'S EQUITY:
Common stock, $20 par value, 100,000
  Authorized, issued, and outstanding shares
  --100,000                                       2,000
2,000
Additional paid-in capital                       37,440
37,440
Retained deficit                                 (3,558)
(4,642)
Unrealized gain on investments, net               3,610
2,283
Total shareholder's equity                       39,492
37,081
Total policy reserves, liabilities, and
  shareholder's equity                         $205,052
$170,898

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                 Nine months ended
                                                   September 30,
                                                  1998       1997

REVENUES
Insurance operations:
  Life insurance premiums                       $17,243     $14,664
  Interest sensitive and investment products
   policy charges                                    66
-
  Accident and health premiums                   23,445      24,883
Net investment income                             6,093       5,934
Net realized gains (losses) on investments        1,022         153
Other income                                        873         466
TOTAL REVENUES                                   48,742      46,100

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                 12,345      11,838
  Interest sensitive and investment products        578          -
  Accident and health                            20,833      23,982

Amortization of deferred policy
  acquisition costs                                  55          -

Insurance commissions                             3,730       3,370
General and administrative expenses               9,535       9,471
TOTAL BENEFITS AND EXPENSES                      47,076      48,661

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES         1,666
(2,561)

DEFERRED INCOME TAX EXPENSE (BENEFITS)              583
(897)

NET INCOME (LOSS)                                 1,083
(1,664)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on investments                    1,328
933
COMPREHENSIVE INCOME (LOSS)                     $ 2,411      $
(731)

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                 Three months ended
                                                   September 30,
                                                  1998       1997

REVENUES
Insurance operations:
  Life insurance premiums                        $5,818      $4,978
  Interest sensitive and investment products
   policy charges                                    13
-
  Accident and health premiums                    8,071       7,661
Net investment income                             2,039       2,017
Realized gains (losses) on investments              172         251
Other income                                        386         194
TOTAL REVENUES                                   16,499      15,101

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                  2,632       4,728
  Interest sensitive and investment products        244          -
  Accident and health                             4,100       6,351

Amortization of deferred policy
  acquisition costs                                 153          -

Insurance commissions                             1,567       1,064
General and administrative expenses               3,431       3,409
TOTAL BENEFITS AND EXPENSES                      12,127      15,552

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES         4,372
(451)

Federal income tax expense (benefit)              1,530
(158)
NET INCOME (LOSS)                                 2,842
(293)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments                    1,250       1,219
COMPREHENSIVE INCOME                             $4,092      $  926

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                    Nine months
ended
                                                     September 30,
                                                    1998
1997

OPERATING ACTIVITIES
Net income (loss)                                 $  1,083
$(1,664)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Loss on disposal of property and equipment            12
 -
  Increase in future policy benefit reserves
   and other policy claims and benefits             11,904
2,431
  Provision for deferred federal income taxes          583
  -
  Increase in federal income taxes                     424
(1,288)
 (Decrease) increase in other liabilities             (107)
2,183
  Depreciation, amortization and accretion            (852)
564
  Amortization of investment premiums, net             (47)
  -
  Increase in uncollected premiums, accrued
     investment income and other                    (1,362)
3,688
  Increase in reinsurance recoverable              (7,881)
(3,357)
  Net realized (gains) losses on investments       (1,022)
(153)
  Other                                                  -
  9
NET CASH PROVIDED BY OPERATING ACTIVITIES            2,735
2,413

INVESTING ACTIVITIES
Purchases of fixed maturity investments            (88,964)
(114,541)
Sales or maturities of fixed maturity investments   68,492
121,638
Increase (decrease)in equity securities and
  short-term investments                            10,797
(11,050)
Purchase of property and equipment                        -
(106)
NET CASH USED BY INVESTING ACTIVITIES               (9,675)
(4,059)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                            12,265
5,036
 Surrenders and death benefits                     (10,388)
(794)
 Interest credited to policyholders                    520
 67
NET CASH PROVIDED BY FINANCING ACTIVITIES            2,397
4,309

INCREASE (DECREASE) IN CASH                        (4,543)
2,663
Cash and cash equivalents at beginning of period     7,453
1,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,910
$4,208

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
September 30, 1998
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1998 and the related statements of operations for the nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended
September 30, 1998 and 1997.

Income tax payments for the nine months ended September
30, 1998 and September 30, 1997 were $424,000 and $0,
respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1998, all fixed maturity investments are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1998
(in thousands):

                                    Gross         Gross
                    Amortized      Unrealized     Unrealized
Fair
               Cost            Gain          Loss            Value
Fixed Income Securities:
  Governments          $ 18,700     $  842           $  -     $
19,542
  Public Utilities       13,961        698            159
14,500
  Industrial and
    miscellaneous        91,164       4,301           147
95,318
Total                  $123,825     $5,841           $306
$129,360

The amortized cost and fair value of fixed maturities at September 30, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
September 30, 1998
(unaudited)




                              Amortized    Fair
                              Cost         Value

Due in one year or less          $  2,506     $  2,519
Due after one year through
  five years                       50,137        51,740
Due after five years through
  ten years                        34,800        36,815
Due after ten years                36,382        38,286
                                 $123,825      $129,360

Proceeds from sales and maturities of fixed maturity securities were $68,492,000 and $121,638,000 for the nine month period ended September 30, 1998 and 1997, respectively. Gross gains of $1,273,000 and $922,000 and gross losses of $251,000 and $769,000 were realized on the sales during the nine month period ended September
30, 1998 and 1997.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):



                                                    Realized Gain
(Loss)
                                Investment Income     on
Investments
                           1998         1997       1998        1997
Fixed maturities          $5,986       $5,892     $1,022
$153
Short-term investments       214          170          -
-
                           6,200        6,062     $1,022       $153
Expenses                    (107)        (128)
Net investment income     $6,093       $5,934
/TABLE

Management's Discussion and Analysis of Financial
Condition and Results of Operations

September Year-to-Date 1998 Compared to September Year-to-Date 1997

Revenues
First Fortis (the "Company") life insurance premiums increased during the first three quarters of 1998 as compared to the first three quarters of 1997 due to strong group life sales. Accident and health premiums decreased during the first three quarters of 1998 as compared to the first three quarters of 1997. This accident and health premium decrease was substantially attributable to the Company's decision, effective January
1, 1996, to cease new sales of group medical policies.
The Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to a current inforce of $4.7 million in premium. Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of group medical sales and strong dental sales have caused the group accident and health premium mix to shift. Third quarter dental, disability income, and medical premium represented 44%, 40%, and 16%, respectively, of total group accident and health premium in 1998 compared to 32%, 45%, and 23%, respectively, in 1997.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1998 and 1997 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
Life benefits were favorable during the first three quarters of 1998. The decrease in accident and health benefits in the first nine months of 1998 as compared to the same period in 1997 is primarily due to improved experience in the group medical products. Slightly offsetting this is a larger volume of new group long term disability claims.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses are relatively flat in the third quarter of 1998 from the same period in 1997. The Company continues to strive for improvements in the expense to gross revenue ratio, while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of September 30, 1998, 96% of the Company's fixed maturity investments consisted of investment grade bonds, and the Company does not expect this percentage to change significantly in the future.

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

a.   None

b.   None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date: November 13, 1998
/s/ Larry M. Cains
Treasurer