Form 10-K405
period 1998-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 1999-03-30
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

 220 SALINA MEADOWS PARKWAY, SUITE
                255,
      SYRACUSE, NEW YORK 13212
  (Address of principal executive
              offices)

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

                      /X/  Yes                      / /  No

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Form S-2 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    "First Fortis Life Insurance Company" on page 8 and "Further Information About First Fortis" on page 21 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 21 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 through 23 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The matters set forth under the caption "Market Risk and Risk Management" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Zafar Rashid, 49            President and Chief Executive Officer; Senior Vice President and
Director since 1998          Chief Financial Officer of Fortis Inc.
Larry M. Cains, 52          Treasurer; Senior Vice President of Fortis, Inc.
Director since 1995
Allen R. Freedman, 59       Chairman of Board; Chairman and Chief Executive Officer of
Director Since 1989          Fortis, Inc.
Dean C. Kopperud, 46        Chief Executive Officer of Fortis Advisers, Inc. and President of
Director Since 1994          Fortis Investors, Inc.; Executive Vice President -- Fortis
                             Financial Group of Fortis Benefits Insurance Company
Terry J. Kryshak, 48        Senior Vice President and Chief Administrative Officer
Director Since 1991
Susie Gharib, 48            Anchorwoman, Cable NBC; before that, Anchorwoman, Financial News
Director Since 1991          Network
Dale Edward Gardner, 68     President, Gardner & Bull
Director Since 1989
Kenneth W. Nelson, 77       President, Tech Products, Inc.
Director Since 1989
Clarence Elkus Galston, 89  Attorney at Law
Director Since 1989
Robert B. Pollock, 44       President and Chief Executive Officer of Fortis Benefits
Director Since 1995          Insurance Company
Barbara R. Hege, 55         Assistant Treasurer and Chief Financial Officer
Jerome A. Atkinson, 49      Secretary; Vice President, Secretary and General Counsel of
                             Fortis, Inc.; before that Senior Vice President, Secretary and
                             General Counsel of American Security Insurance Company

    First Fortis' officers serve at the pleasure of the Board of Directors, and members of the Board who are also officers or employees of First Fortis serve without compensation. All Directors serve until their successors are duly elected and qualified. The compensation of members of the Board who are not also officers or employees of First Fortis or its affiliates is as follows. The Director receives $1,000 for attendance at the annual Board meeting. If the Director is also a member of the Audit Committee and/or the Investment Committee, the Director also receives $1,000 for attending any meeting of such committee unless the committee meeting date is the same as the annual meeting, in which case the committee meeting compensation is $500.

    Mr. Freedman is also a director of Systems and Computer Technology Corporation and the following registered investment companies: Fortis Equity Portfolios, Inc.; Fortis Growth Fund, Inc.; Fortis Income Portfolios, Inc.; Fortis Securities, Inc.; Fortis Tax-Free Portfolios, Inc.; Fortis Money Portfolios, Inc.; Fortis Advantage Portfolios, Inc.; Fortis Worldwide Portfolios, Inc.; Fortis Series Fund, Inc.; Special Portfolios, Inc.

ITEM 11.  EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL         ALL OTHER
                                                              SALARY       BONUS      COMPENSATION     COMPENSATION (1)
NAME AND PRINCIPAL POSITION                        YEAR         ($)         ($)            ($)                ($)
-----------------------------------------------  ---------  -----------  ---------  -----------------  -----------------
Zafar Rashid...................................       1998  $         0  $       0      $       0          $       0
  President                                           1997            0          0              0                  0
Terry J. Kryshak...............................       1998  $   117,300  $  37,000      $       0          $   9,258
  Senior Vice President and                           1997      115,000     34,000              0              8,940
  Chief Administrative Officer                        1996      111,000     34,000              0              6,660

(1) This column includes contributions made by First Fortis for the year for the benefit for the named individual to defined contribution retirement plans.

    As additional compensation to its employees and executive officers, First Fortis has an Employees' Uniform Retirement Plan and an Executive Retirement Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of Average Annual compensation above the employee's social security covered compensation up to $235,840, as adjusted by an index, multiplied by the employee's years of credited services.

    The following table illustrates the combined estimated life annuity benefit payable from the Employees Uniform Retirement Plan and the Executive Retirement Plan to employees with the specified Final Average Salary and Years of Service upon retirement.

PENSION TABLE

        1998                                   YEARS OF SERVICE
      EARNINGS            10         15         20         25         30         35
      125,000             15,005     22,507     30,010     37,512     45,015     52,517
      150,000             18,255     27,382     36,510     45,637     54,765     63,892
      175,000             21,505     32,257     43,010     53,762     64,515     75,267
      200,000             24,755     37,132     49,510     61,887     74,265     86,642
      225,000             28,005     42,007     56,010     70,012     84,015     98,017
      250,000             30,990     46,485     61,980     77,475     92,970    108,465
      275,000 +           31,908     47,862     63,816     79,770     95,724    111,678

    The table above excludes social security benefits. In general, for the purposes of these plans compensation includes salary and bonuses. The credited years of service with First Fortis for those individuals named in the Summary Compensation Table above are as follows: 1 and 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security Ownership of Certain Beneficial Owners

                                                          PERCENTAGE
                                          NUMBER OF     OF OUTSTANDING
  NAME & ADDRESS OF BENEFICIAL OWNER       SHARES       VOTING SHARES
---------------------------------------  -----------  ------------------
Fortis, Inc.                                100,000          100%
 One Chase Manhattan Plaza
 New York, NY 10005

    (b) Security Ownership of Management

    None.

    (c) Changes in Control

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Auditors

       Balance Sheets at December 31, 1998 and 1997

       Statements of Operations for the years ended December 31, 1998, 1997 and 1996

       Statements of Changes in Shareholder's Equity for the years ended December 31, 1998, 1997 and 1996

       Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

       III. Supplementary Insurance Information -- Contained in Financials and Notes to Financial Statements.

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

       99. Form of prospectus to be filed as part of Form S-2 Amended Registration Statement of the Registrant.

(b)    Reports on Form 8-K filed in the fourth quarter of 1998

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1999.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                      /s/     ZAFAR RASHID
      --------------------------------------------        President, Chief Executive Officer and Director
                      Zafar Rashid                         (Principal Executive Officer)

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

                     /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

                     /s/   BARBARA R. HEGE
      --------------------------------------------        Chief Financial Officer
                    Barbara R. Hege

                           *
      --------------------------------------------        Chairman of Board and Director
                  Allen Royal Freedman

                           *
      --------------------------------------------        Director
                      Susie Gharib

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson

                     /s/  ROBERT B. POLLOCK
      --------------------------------------------        Director
                   Robert B. Pollock

                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------

                     /s/   DEAN C. KOPPERUD
      --------------------------------------------        Director
                    Dean C. Kopperud

                           *
      --------------------------------------------        Director
                 Clarence Elkus Galston

            *By /s/         TERRY J. KRYSHAK
      --------------------------------------------
                    Terry J. Kryshak
                    ATTORNEY-IN-FACT