Form 10-Q
period 1999-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 1999-05-14
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
BALANCE SHEETS
(In thousands, except per share data)

                                                   March 31,   December 31,
                                                    1999            1998
                                                  (unaudited)


ASSETS

Investments:
  Fixed maturities, at fair value (amortized
    cost 1999--$121,296; 1998--$125,787                          $122,578
$130,038
  Short-term investments                                            4,550
     830
                                                     127,128      130,868

Cash and cash equivalents                                       87     1,160

Receivables:
  Uncollected premiums, less allowance of $100
2,718          3,538
  Reinsurance recoverable on paid and unpaid losses   28,533       28,458
  Securities Receivable                                        2,548
-
  Other                                                  385          417
                                                      34,184       32,413

Accrued investment income                                         2,001
1,895
Deferred policy acquisition costs                                  3,185
3,148
Property and equipment at cost, less accumulated
  depreciation (1999--$2,137; 1998--$2,086)                       274
324
Deferred federal income tax                                       2,153
     1,150
Goodwill, less accumulated amortization
  (1999--$380; 1998--$368)                                        451    462
Assets held in separate accounts                                  52,434
 46,082
Total assets                                        $221,897     $217,502


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                              March 31,       December 31,
                                                   1999
1998
                                               (unaudited)


POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                                    $ 31,109
$ 30,388
  Interest sensitive and investment products           4,021
 6,267
  Accident and health                                 69,243
68,206
                                                104,373          104,861

Unearned revenues                                      8,418
8,535
Other policy claims and benefits payable                      11,044
     11,084
Income taxes payable                                   1,412
2,017
Other liabilities                                      5,511
4,897
Liabilities related to separate accounts                        52,434
         46,082
Total policy reserves and liabilities                183,192
 177,476


SHAREHOLDER'S EQUITY:
Common stock, $20 par value:
  Authorized, issued, and outstanding shares
  --100,000                                            2,000
2,000
Additional paid-in capital                            37,440
37,440
Retained deficit                                     (1,582)
(2,190)
Unrealized gain on investments, net                                847
        2,776
Total shareholder's equity                            38,705
 40,026
Total policy reserves, liabilities, and
  shareholder's equity                              $221,897
$217,502

See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                  Three months ended
                                                    March 31,
                                                  1999       1998

REVENUES
Insurance operations:
  Life insurance premiums                           $5,885        $5,198
  Interest sensitive and investment products
   policy charges                                     5          11
  Accident and health premiums                                8,502
  7,644
Net investment income                                2,135         1,992
Net realized gains on investments                               421
369
Other income                                        337         239
TOTAL REVENUES                                   17,285      15,453

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     4,504         4,514
  Interest sensitive and investment products           136           156
  Accident and health                                6,859         7,546
                                                 11,499      12,216

Amortization of deferred policy
  acquisition costs                                  43         (46)
Insurance commissions                                  942         1,147
General and administrative expenses                           3,866
3,001
TOTAL BENEFITS AND EXPENSES                         16,350        16,318

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES              935         (865)

Federal income tax expense (benefit)                             327
        (303)
NET INCOME (LOSS)                                   608        (562)

OTHER COMPREHENSIVE LOSS:
Unrealized loss on investments                               (1,929)
(299)
COMPREHENSIVE LOSS                               $1,321      $ (861)


See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                    Three months ended
                                                      March 31,
                                                    1999        1998

OPERATING ACTIVITIES
Net income (loss)                                            $  608
$    (562)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  (Gain)loss on disposal of property and equipment               (2)
          11
  Increase in future policy benefit reserves
   and other policy claims and benefits                     2,893
5,474
  (Increase) decrease in federal income taxes                (636)
121
  (Increase) decrease in other liabilities
   (612)    458
  Depreciation, amortization and accretion               24
(300)
  Amortization of investment premiums, net                          9
-
  Increase in uncollected premiums, accrued
     investment income and other                          (1,799)(831)
  Increase in reinsurance recoverable                        (75)(2,963)
  Net realized gains on investments                              (421)
(369)
NET CASH USED PROVIDED BY OPERATING ACTIVITIES                   (11)
1,039

INVESTING ACTIVITIES
Purchases of fixed maturity investments                       (25,876)
(72,054)
Sales or maturities of fixed maturity investments           30,780
 56,644
(Increase) decrease in short-term investments                (3,720)
  9,747
Purchase of property and equipment                        2         -
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   1,186
     (5,663)

FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                                 564    3,731
 Surrenders and death benefits                              (2,903)
(2,542)
 Interest credited to policyholders                             91
 156
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES            (2,248)
1,345

DECREASE IN CASH                                    (1,073)    (3,279)
Cash and cash equivalents at beginning of period      1,160     7,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    87
      $4,174

See accompanying notes.

/TABLE

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1999
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

Income tax payments for the three months ended March 31, 1999 and March 31, 1998 were $897,000 and $0, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1999, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1999 (in thousands):

                                    Gross         Gross
                    Amortized      Unrealized     Unrealized Fair
               Cost            Gain               Loss          Value
Fixed Income Securities:
  Governments       $ 11,204       $   25          $ 65      $ 11,164
  Public Utilities    15,429          354           170        15,613
  Industrial and
    miscellaneous        94,663      1,900          762        95,801
Total                  $121,296     $2,279         $997      $122,578

The amortized cost and fair value of fixed maturities at March 31, 1999, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
March 31, 1999
(unaudited)




                                   Amortized    Fair
                                   Cost         Value

Due in one year or less                      $ 3,360         $
3,412
Due after one year through
  five years                      34,814       35,263
Due after five years through
  ten years                                    37,411
37,884
Due after ten years                45,710      46,019
                                 $121,295      $122,578

Proceeds from sales and maturities of fixed maturity securities were $ 30,780,000 and $ 24,037,000 for the three month period ended March 31, 1999 and 1998, respectively. Gross gains of $518,000 and $478,000 and gross losses of $97,000 and $109,000 were realized on the sales during the three month period ended March 31, 1999 and 1998.

Net Investment Income and Realized Gains on Investments:
Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                                                  Realized Gain
                         Investment Income                 on Investments
                         1999         1998                   1999 1998
Fixed maturities             $2,058               $1,880$421
$369
Short-term investments          111        134                  -    -
                          2,169     2,014         $421       $369
 Expenses                   (34)      (22)
Net investment income        $2,135    $1,992
/TABLE

First Fortis Life Insurance Company

Management's Discussion and Analysis of Financial Condition and Results of Operations

March Year-to-Date 1999 Compared to March Year-to-Date 1998

Revenues
First Fortis' (the "Company") insurance premiums increased during the first quarter of 1999 as compared to the first quarter of 1998 due to strong group life sales. Group disability and dental sales account for the increase in accident and health premiums. Slightly offsetting this is a decrease in the group medical premiums. This group medical premium decrease was substantially attributable to the Company's decision, effective January 1, 1996, to cease new sales of group medical policies. The Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to $3.4 million in premium inforce at March 31, 1999. Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of group medical sales and strong dental and disability sales have caused the group accident and health premium mix to shift. First quarter disability income, dental, and medical premium represented 45%, 44%, and 11%, respectively, of total group accident and health premium in 1999 compared to 39%, 43%, and 18%, respectively, in 1998.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
First quarter 1999 life benefits as compared to premium were lower than 1998 due to more favorable mortality experience and higher life premium volumes. The decrease in accident and health benefits in the first three months of 1999 as compared to the same period in 1998 is primarily due to improved experience with the group long term disability claims.

Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium has increased in 1999 from 1998 due to an increase in the effective state premium tax rates.

Market Risk and Risk Management
Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity and mortgage loan portfolios generally increases when interest rates decrease, and decreases when interest rates increase.

Interest rate risk is monitored and controlled through asset/liability management. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. A major component of the Company's asset/liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the Company's insurance liabilities.

The Company uses computer models to perform simulations of the cash flow generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting strategies and investment strategies. The asset/liability management discipline includes strategies to minimize exposure to loss as market interest rates change. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down of 100 basis points from year end levels.


Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contractowners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contractowners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently the majority of these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

Year 2000
Introduction. The information provided in this section and in other communications is to keep the reader informed about Fortis, Inc. and its subsidiaries ("Fortis")Year 2000 effort. A list of the Fortis, Inc. subsidiaries is attached hereto as Exhibit A. This information reflects Fortis' understanding and expectations as of the date we provide it, and the situation could change over time. This information is designated as a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act.

Fortis relies heavily on information technology ("IT") systems to conduct its business. These Fortis IT systems include both internally developed and vendor-supplied systems. Fortis also has business relationships with numerous entities including but not limited to financial institutions, financial intermediaries, third party administrators and other critical vendors as well as regulators and customers. These entities are themselves reliant on their IT systems to conduct their businesses. Therefore, there is a supply chain of dependency among and between all involved entities.

State of Readiness. In 1997, the Fortis parent company organized a multi-disciplinary Year 2000 Project Team ("Team"). The Team consists of employees at each subsidiary, audit, legal and outside consultants. The Team and Fortis have developed and are currently executing a comprehensive plan ("Plan") designed to make Fortis' IT systems Year 2000 ready. The Plan covers four stages including (i) inventory, (ii) assessment, (iii) programming, and (iv) testing and certification. The Plan covers both I/T systems (telecommunications, mainframe and client/server applications) and non I/T systems (i.e. embedded chip systems - elevators, security systems, heating ventilation and air conditioning systems etc.) in its scope.

 Fortis' progress with respect to the Plan is on target. Critical dates have been identified and we remain on schedule with the Plan. Fortis has completed the inventory stage for its internal hardware, software and telecommunications systems (mainframe and client/server applications). The assessment process is also complete and Fortis is utilizing both internal and external resources to reprogram or replace the systems where necessary, and testing the applications for Year 2000
readiness.   Programming, testing and certification of these
systems and applications are targeted for completion by the end of 1999. Those I/T systems which have been through all phases of the Plan have been put back into production and are currently being maintained and tested to ensure continued Year 2000 readiness. The non-I/T systems have been identified and are currently being upgraded to a vendor represented Year 2000 compliant version, or are being replaced with new systems which are represented as Year 2000 compliant. Completion of this task is scheduled for the end of 1999.

The Plan considers the Year 2000 compliance of those significant business relationships stated above. Letters have been sent requesting the status of compliance and are reviewed as part of the Plan's methodology. Also as part of the Plan methodology, Fortis does file comparisons of the I/T systems for records going out to the businesses to assure consistency and validates record layouts for the input/output of data. These tasks are part of the programming, testing and certification of the systems and applications which are targeted for completion by the end of 1999.

Costs. The cost of the Fortis Year 2000 project is estimated at $84.8 million (pre-tax) and is being funded through operating cash flows. Total Year 2000 project costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Costs to upgrade and replace systems in the normal course of business are not included in this estimate. As of December 31, 1998, approximately $44.5 million (pre-tax) had already been expensed to Fortis. Fortis believes that its Year 2000 project generally is on schedule.

Risks.   Fortis is attempting to limit the potential impact of
the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. Fortis cannot guarantee that it will be able to identify and/or resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at Fortis or its external relationships, however, could have a material adverse effect on the Fortis' results of operations, liquidity or financial condition. If Fortis' Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims, update customer's accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, harm to its reputation, increased scrutiny by regulators and litigation related to Year 2000 issues.

Contingency Plans. Consistent with prudent due diligence efforts, Fortis has defined contingency plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999, should there be an unexpected system failure. Fortis has developed plans that are designed to reduce the negative impact on Fortis, and provide methods of returning to normal operations, if failure occurs. Each company has identified its mission critical systems using a consistent set of requirements. Contingency plans have then been developed (or are in the process of being developed) for each of these mission critical systems. These plans include identification of key I/T and business personnel that will be on-site or on-call the week of January 1, 2000. Vacations for all I/T staff have been limited during December, 1999 through February, 2000 in order to monitor the first month end closing for the Year 2000. There will be SWAT teams identified to concentrate on any programming issues that arise with the systems. Plans for manual processing have also been identified for the mission critical systems.

                          EXHIBIT A

                  FORTIS, INC. SUBSIDIARIES


First Fortis Life Insurance Company
Fortis Insurance Company (formerly known as Time Insurance
Company)
Fortis Benefits Insurance Company
American Security Insurance Company
Union Security Life Insurance Company
Standard Guaranty Insurance Company
Insureco, Inc.
Fortis Advisers Inc.
Fortis Investors, Inc.
United Family Life Insurance Company
Adultcare, Inc.
Dental Health Alliance, L.L.C.
Remembrance Institute, Inc.
Associated California State Insurance Agencies/Ardiel
Insurance Services, Inc.
John Alden Financial Corporation
John Alden Life Insurance Company
Houston National Life Insurance Company
Pierce National Life Insurance Company

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

First Fortis Life Insurance Company
(Registrant)
Date: May 14, 1999
/s/ Larry M. Cains
Treasurer