Form 10-Q
period 1999-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 1999-08-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Registrant's telephone number, including area code: 315-451-
0066

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
No
FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share data)

                                                   June 30,
December
31,
                                                    1999
 1998
                                                  (unaudited)


ASSETS:
Investments:
  Fixed maturities, at fair value (amortized
    cost 1999--$123,348; 1998--$125,787)
$121,132
$130,038
  Policy loans                                             1
   -
  Short-term investments
3,480
     830
                                                     124,613
130,868

Cash and cash equivalents
565
1,160

Receivables:
  Uncollected premiums, less allowance of $100

3,008          3,538
  Reinsurance recoverable on paid and unpaid losses   29,292
28,458
  Other                                                  490
   313
                                                      32,790
32,309

Accrued investment income
1,955
1,895
Deferred policy acquisition costs
3,441
3,148
Property and equipment at cost, less accumulated

  depreciation (1999--$2,170; 1998--$2,086)
240
324
Deferred federal income tax
3,574
     1,150
Goodwill, less accumulated amortization
  (1999--$391; 1998--$368)
439   462
Other assets                                              85
 104
Assets held in separate accounts
59,022
46,082

Total assets                                        $226,724
$217,502


See accompanying notes.


FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                               June 30,
December 31,
                                                   1999

1998
                                              (unaudited)


POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                                    $ 32,130

$ 30,388
  Interest sensitive and investment products           3,781

6,267
  Accident and health                                 68,704

  68,206
                                                104,615
104,861

Unearned revenues                                      9,229

8,535
Other policy claims and benefits payable
11,697
     11,084
Income taxes payable                                   1,344

2,017
Other liabilities                                      3,791

4,897
Liabilities related to separate accounts
59,022
         46,082
Total policy reserves and liabilities                189,698

 177,476




SHAREHOLDER'S EQUITY:
Common stock, $20 par value:
  Authorized, issued, and outstanding shares
  --100,000                                            2,000

2,000
Additional paid-in capital                            37,440

37,440
Retained deficit                                   (987)
(2,190)
Accumulated other comprehensive income               (1,427)

 2,776
Total shareholder's equity                            37,026

 40,026
Total policy reserves, liabilities, and
  shareholder's equity                              $226,724

$217,502

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                   Six months
ended
                                                     June 30,
                                                  1999       1998

REVENUES
Insurance operations:
  Life insurance premiums                          $11,837
$11,425
  Interest sensitive and investment products
   policy charges                                   130
53
  Accident and health premiums
16,913
 15,374
Net investment income                                4,217
4,054
Net realized gains on investments                      264
  850
Other income                                        638
487
TOTAL REVENUES                                   33,999
32,243

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     9,249
9,713
  Interest sensitive and investment products           202
  334
  Accident and health                               13,176
16,733

Amortization of deferred policy
  acquisition costs                                  38
(98)
Insurance commissions                                2,246
2,163
General and administrative expenses
7,237
6,104
TOTAL BENEFITS AND EXPENSES                         32,148
34,949

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES            1,851
(2,706)

INCOME TAX EXPENSE (BENEFITS)
Current
809
       (1,173)
Deferred
(161)         226
                                                    648
(947)
NET INCOME (LOSS)
1,203(1,759)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on investments
         (4,203)    78
COMPREHENSIVE LOSS                              $(3,000)
$(1,681)

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

(Unaudited)

                                                 Three months
ended
                                                     June 30,
                                                  1999       1998

REVENUES
Insurance operations:
  Life insurance premiums                           $5,952
$6,227
  Interest sensitive and investment products
   policy charges                                   125
42
  Accident and health premiums
8,411
 7,730
Net investment income                                2,082
2,062
Realized (losses) gains on investments               (157)
  481
Other income                                        301
248
TOTAL REVENUES                                   16,714
16,790

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     4,745
5,199
  Interest sensitive and investment products            66
  178
  Accident and health                                6,317
9,187

Amortization of deferred policy
  acquisition costs                                 (5)
(51)
Insurance commissions                                1,304
1,016
General and administrative expenses
3,371
3,102
TOTAL BENEFITS AND EXPENSES                         15,798
18,631

INCOME BEFORE FEDERAL INCOME TAXES
916
   1,841

INCOME TAX EXPENSE (BENEFITS)
  Current                                              517
(695)
  Deferred                                           (196)
   51
                                                    321
(644)
NET INCOME (LOSS)                                   595
(1,197)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on investments              (2,274)
 377
COMPREHENSIVE (LOSS)                              $(1,679)
$ (820)

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      Six months
ended
                                                       June 30,
                                                    1999
1998

OPERATING ACTIVITIES
Net Income (loss)                                       $   1,203
 $
(1,759)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Loss on disposal of property and equipment
-
          12
   Increase in future policy benefit reserves
    and other policy claims and benefits
3,420
     10,927
   Provision for deferred federal income taxes

(161)     226
   Decrease in federal income taxes

(673)     (750)
   Decrease in other liabilities
(1,106)
(1,322)
   Depreciation, amortization and accretion
(186)
(771)
   Amortization of investment premiums, net
41
(36)
   Increase in uncollected premiums, accrued
    investment income and other
312
(739)
   Increase in reinsurance recoverable               (834)
(5,372)
   Net realized gains on investments                  (264)
(850)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
1,752
(434)

INVESTING ACTIVITIES
Purchases of fixed maturity investments
(48,941)
     (111,080)
Sales or maturities of fixed maturity investments
51,603
95,975
(Decrease)Increase in equity securities and
  short-term investments                            (2,650)
9,947
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             12

(5,158)
FINANCING ACTIVITIES
Activities related to investment products:
 Considerations received                              1,900
8,221
 Surrenders and death benefits
(4,419)
(5,927)
 Interest credited to policyholders

 160     337
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES
(2,359)
2,631

INCREASE (DECREASE) IN CASH
(595)
(2,961)
Cash and cash equivalents at beginning of period
1,160
7,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $
565
$  4,492

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1999
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1999 and the related statements of operations for the six and three months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

Income tax payments for the six months ended June 30, 1999 and June 30, 1998 were $1,482,000 and $0, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1999, all fixed maturity investments are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1999 (in thousands):

                                    Gross         Gross
                    Amortized      Unrealized          Unrealized

Fair                     Cost            Gain          Loss

Value
Fixed Income Securities:
  Governments         $   8,984    $ 22             $ 141   $
8,865
  Public Utilities   16,421           63            555
15,929
  Industrial and
    miscellaneous       97,943                648          2,253

     96,338
Total              $ 123,348        $733         $2,949
$121,132

The amortized cost and fair value of fixed maturities at June 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST FORTIS LIFE INSURANCE COMPANY
Notes to Financial Statements
June 30, 1999
(unaudited)




                                    Amortized      Fair
                                    Cost          Value

Due in one year or less             $ 4,549      $ 4,589
Due after one year through
  five years                          30,641      30,642
Due after five years through
  ten years                                     43,692
42,685
Due after ten years                   44,466         43,216
                                    $123,348     $121,132

Proceeds from sales and maturities of fixed maturity securities were $51,603,000 and $47,925,000 for the six month period ended June 30, 1999 and 1998, respectively. Gross gains of $631,000 and $1,005,000 and gross losses of $367,000 and $155,000 were realized on the sales during the six month period ended June 30, 1999 and 1998.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                                                  Realized Gain
(Loss)
                           Investment Income      on Investments
                           1999      1998          1999
1998
Fixed maturities              $4,118         $3,926            $
264
       $850
Short-term investments          167                 176
  -
 -
                           4,285    4,102          $ 264
$850
  Expenses                     (68)                 (48)
Net investment income       $4,217  $4,054

     First Fortis Life Insurance Company

Management's Discussion and Analysis of Financial Condition and Results of Operations

June Year-to-Date 1999 Compared to June Year-to-Date 1998

Revenues
First Fortis' (the Company) life insurance premiums increased during the first two quarters of 1999 as compared to the first two quarters of 1998 due to strong group life sales. Group disability and dental sales account for the increase in accident and health premiums. Slightly offsetting this is a decrease in the group medical premiums. This group medical premium decrease was substantially attributable to the Company's decision, effective January 1, 1996, to cease new sales of group medical policies. The Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to $2.1 million in premium inforce at June 30, 1999. Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of the group medical sales and strong dental and disability sales have caused the group accident and health premium mix to shift. Second quarter dental, disability income, and medical premium represented 46%, 45%, and 9%, respectively, of total group accident and health premium in 1999 compared to 44%, 39%, and 17%, respectively, in 1998.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
Second quarter year-to-date 1999 life benefits as compared to premium were lower than 1998 due to more favorable mortality experience and higher life premium volumes. The decrease in accident and health benefits in the first six months of 1999 as compared to the same period in 1998 is primarily due to improved experience in the group long term disability claims.
Expenses
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.



The Company's general and administrative expenses as a percent of premium have increased to 25.1% in 1999 from 22.7% in 1998 due to an increase in the effective state premium tax rates.

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

The National Association of Insurance Commissioners has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt. As of June 30, 1999, 99% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

Regulation
The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State.
Periodic audits are conducted by the New York Insurance
Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

Year 2000
Introduction. The information provided in this section and in other communications is to keep the reader informed about Fortis, Inc. and its subsidiaries ("Fortis") Year 2000 effort. A list of the Fortis, Inc. subsidiaries is attached hereto as Exhibit A. This information reflects Fortis' understanding and expectations as of the date we provide it, but the situation could change over time. This document is designated as a Year 2000 Readiness Disclosure and the information contained herein is provided in accordance with the Year 2000 Information and Readiness Disclosure Act (112 Stat. 2386).

Fortis relies heavily on information technology ("IT") systems to conduct its business. These Fortis IT systems include both internally developed and vendor-supplied systems. Fortis also relies on the non-IT systems including the embedded technology and facility related systems. In addition, Fortis has business relationships with numerous entities including but not limited to financial institutions, financial intermediaries, third party administrators and other critical vendors as well as regulators and customers. These entities are themselves reliant on their IT systems to conduct their businesses.
Therefore, there is a supply chain of dependency among and between all involved entities.

State of Readiness. In 1997, the Fortis parent company organized a multi-disciplinary Year 2000 Project Team ("Team"). The Team consists of employees at each subsidiary, audit, legal and outside consultants. The Team and Fortis have developed and are currently executing a comprehensive plan ("Plan") designed to make Fortis' IT systems Year 2000 ready. The Plan covers four stages including (i) inventory,
(ii) assessment, (iii) programming, and (iv) testing and certification. Fortis has completed the inventory stage for its internal hardware, software and telecommunications systems (mainframe and client/server applications). The assessment process is also complete and Fortis is utilizing both internal and external resources to reprogram or replace the systems where necessary, and testing the applications for Year 2000 readiness. Fortis has also inventoried its various facility locations and the systems that relate thereto including embedded technologies. Fortis is proceeding with actions to ensure Year 2000 readiness of those systems. Programming, testing and certification of all systems and applications are targeted for completion by the end of 1999.

Fortis is also in the process of identifying third parties with which they have a material relationship in both sending and receiving information from those entities with respect to current Year 2000 readiness, additional actions which need to be taken and potential opportunities to share specific, detailed information and possible test results.

Costs. The cost of the Fortis Year 2000 project is estimated at $84.8 million (pre-tax) and is being funded through operating cash flows. Total Year 2000 project costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Costs to upgrade and replace systems in the normal course of business are not included in this estimate. As of June 30, 1999, approximately $64.3 million (pre-tax) had already been expensed to Fortis. Fortis believes that its Year 2000 project generally is on schedule.

Risks.   Fortis is attempting to limit the potential impact
of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships (both I/T and non-I/T) and by developing contingency/recovery plans. Those contingency plans have identified the mission critical systems and relationships and have put action plans in place to address a Year 2000 issue. Fortis cannot guarantee that it will be able to identify and/or resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at Fortis or its external relationships, however, could have a material adverse effect on the Fortis' results of operations, liquidity or financial condition. If Fortis' Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims; update customer's accounts; process financial transactions; bill customers; assess exposure to risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; harm to its reputation; increased scrutiny by regulators; and litigation related to Year 2000 issues. However, Fortis is using methods recognized and adopted in the general business community to ensure that any Year 2000 issue will be addressed promptly and any damages will be mitigated.

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

                          EXHIBIT A

                  FORTIS, INC. SUBSIDIARIES


First Fortis Life Insurance Company
Fortis Insurance Company
Fortis Benefits Insurance Company
American Security Insurance Company
Union Security Life Insurance Company
Standard Guaranty Insurance Company
Insureco, Inc.
Fortis Advisers Inc.
Fortis Investors, Inc.
United Family Life Insurance Company
Adultcare, Inc.
Dental Health Alliance, L.L.C.
Remembrance Institute, Inc.
Associated California State Insurance Agencies/Ardiel
Insurance Services, Inc.
John Alden Financial Corporation
John Alden Life Insurance Company
Houston National Life Insurance Company
Pierce National Life Insurance Company

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

a.   On April 23, 1999, the Annual First Fortis Life
Insurance Company Shareholder Meeting was held.

b. All 100,000 outstanding shares of the Company's common stock were cast for the election of each director
(Larry    M. Cains, Allen R. Freedman, Barbara R. Hege,
Terry J.  Kryshak, Susie Gharib, Dale E. Gardner, Esthere
Nelson,   Kenneth W. Nelson, Clarence E. Galston, and Robert
B.   Pollock).

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date: August 13, 1999
/s/ Larry M. Cains
Treasurer