Form 10-Q
period 1999-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 1999-11-12
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

13-2699219
(IRS Identification No.)

308 MALTBIE STREET, SUITE 200, SYRACUSE, NY  13204

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




FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)



                                           September 30,
                                         December 31,
                                              1999       1998
                                           (Unaudited
                                              )
Assets
Investments:
Fixed maturities, at fair value (amortized
cost 1999--$126,665; 1998--$125,787)      $122,958
                                                   $130,038
Policy Loans                               1
                                                   -
Short-term investments                     4,770
                                                   830
                                           127,729
                                                   130,868

Cash and cash equivalents                  (876)
                                                   1,160

Receivables:
Uncollected premiums, less allowance (1999 2,936
and 1998 $100)                                      3,538
Reinsurance recoverable on unpaid and paid 30,986
losses                                              28,458
Other                                      490
                                                   417
                                           34,412
                                                   32,413

Accrued investment income                  2,110
                                                   1,895
Deferred policy acquisition costs          3,853
                                                   3,148
Property and equipment at cost, less
accumulated                               174
depreciation (1999--$2,237; 1998--$2,086)           324
Deferred federal income taxes              2,391
                                                   1,150
Goodwill, less accumulated amortization    427
(1999--$403; 1998--$368)                             462
Assets held in separate accounts           59,420
                                                   46,082
Total assets                               $229,640
                                                   $217,502









FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)




                                              September 30,
                        December 31,
                                             1999      1998
                                          (Unaudited
                                              )

Policy    reserves,    liabilities    and
shareholder's equity
Policy reserves and liabilities:
Future policy benefit reserves:
Life insurance                             $  33,467  $  30,388
Interest sensitive and investment products 3,263      6,267
Accident and health                        68,847     68,206
                                           105,577    104,861

Unearned revenues                          9,657      8,535
Other policy claims and benefits payable   11,447     11,084
Income taxes payable                       685        2,017
Other liabilities                          5,926      4,897
Liabilities related to separate accounts   59,419     46,082
Total policy reserves and liabilities      192,711    177,476



Shareholder's equity:
Common stock, $20 par value:
Authorized, issued and outstanding shares  2,000      2,000
- 100,000
Additional paid-in capital                 37,440     37,440
Retained deficit                           (115)      (2,190)
Accumulated other comprehensive income     (2,396)    2,776
Total shareholder's equity                 36,929     40,026

Total policy reserves, liabilities and     $229,640   $217,502
shareholder's equity
See accompanying notes.






FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                        Nine
months ended
                                                        September 30,
                                             1999      1998
Revenues
Insurance operations:
Life insurance premiums                    $18,015    $17,243
Interest sensitive and investment product  144        66
policy charges
  Accident and health insurance premiums  25,557     23,445
Net investment income                      6,370      6,093
Net realized gains on investments          141        1,022
Other income                               978        873
Total Revenues                             51,205     48,742

Benefits and Expenses
Benefits to policyholders:
Life insurance                             13,677     12,345
Interest sensitive and investment products 257        578
Accident and health                        19,831     20,833
Amortization of deferred policy acquisition103         55
costs
Insurance commissions                      3,645      3,730
General and administrative expenses        10,500     9,535
Total Benefits and Expenses                48,013     47,076

Income (Loss) Before Federal Income Taxes  3,192       1,666

Income Tax Expense (Benefits)
Current                                    (427)      -
Deferred                                   1,544      583
                                           1,117      583
Net Income (Loss)                          2,075      1,083

Other Comprehensive (Loss) Income
Unrealized (loss) gain on investments      (5,172)    1,328
Comprehensive Loss                         $  (3,097) $  2,411
See accompanying notes



FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                                       Three
months ended
                                                       September 30,
                                             1999      1998
Revenues
Insurance operations:
Life insurance premiums                    $6,178     $5,818
Interest sensitive and investment product
policy charges                            14         13
Accident and health insurance premiums     8,644      8,071
Net investment income                      2,153      2,039
Realized (losses) gains on investments     (123)      172
Other income                               340        386
Total Revenues                             17,206     16,499

Benefits and Expenses
Benefits to policyholders:
Life insurance                             4,428      2,632
Interest sensitive and investment products 55         244
Accident and health                        6,655      4,100
Amortization of deferred policy acquisition65         153
costs
Insurance commissions                      1,399      1,567
General and administrative expenses        3,263      3,431
Total Benefits and Expenses                15,865     12,127

Income Before Federal Income Taxes         1,341      4,372

Income Taxes (Benefits)
Current                                    (1,236)    1,173
Deferred                                   1,705      357
                                           469        1,530
Net Income (Loss)                          872        2,842

Other Comprehensive (Loss) Income:
Unrealized (loss) gain on investments      (969)      1,250
Comprehensive Income (Loss)                $    ( 97) $4,092
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                        Nine months ended
                                                              September 30,
                                                              1998
                                                 1999
Operating Activities
Net income                                            $            $
                                             2,075       1,083
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Loss on disposal of property and equipment
                                             -           12
Increase in future policy benefit reserves and
other policy claims and benefits
                                             5,082       11,904
Provision for deferred federal income taxes
                                             1,544       583
Decrease in federal income taxes
                                             (1,332)     424
Decrease in other liabilities
                                             1,029       (107)
Depreciation, amortization and accretion
                                             (521)       (852)
Amortization of investment premiums, net
                                             66          (47)
(Increase) decrease in uncollected premiums,
accrued investment income and other
                                             314         (1,362)
Increase in reinsurance recoverable
                                              (2,528)    (7,881)
Net realized gains on investments
                                             (141)       (1,022)
Cash Provided (Used) By Operating Activities
                                             5,588       2,735

Investing Activities
Purchases of fixed maturity investments
                                             (65,833)    (88,964)
Sales or maturities of fixed maturity
investments                                   65,030      68,492
Decrease (increase) in equity securities and
short-term investments
                                             (3,940)     10,797
Net Cash Provided (Used) By Investing
Activities                                    (4,743)     (9,675)

Financing Activities
Activities related to investment products:
Considerations received
                                             2,290       12,265
Surrenders and death benefits
                                             (5,437)     (10,388)
Interest credited to policyholders
                                             266         520
Net Cash Provided (Used) By Financing
Activities                                    (2,881)     2,397

Increase (Decrease) In Cash
                                             (2,036)     (4,543)
Cash and cash equivalents at beginning of
period                                        1,160       7,453
Cash and cash equivalents at end of period             $          $
                                             (876)       2,910
See accompanying notes




     FIRST FORTIS LIFE INSURANCE COMPANY
     NOTES TO FINANCIAL STATEMENTS
     September 30, 1999
     (unaudited)

     General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1999 and the related statement of income for the nine and three months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

     Income tax payments for the nine months ended September 30, 1999 and September 30, 1998 were $906,000 and $424,000, respectively.

     The  classification of fixed maturity investments is to be made  at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1999, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

     The amortized cost and fair values of investments available-for sale were as follows at September 30, 1999 (in thousands):


                                       Gross     Gross
                           Amortized UnrealizedUnrealized   Fair
                              Cost      Gain      Loss     Value

   Fixed Income
     Securities:
   Governments             $ 14,524   $  69      $   191    $  14,402
   Public utilities        16,769     35         816        15,988
   Industrial and          95,372     338        3,142      92,568
     miscellaneous
   Total                   $126,665   $442       $4,149     $122,958
 .


     FIRST FORTIS LIFE INSURANCE COMPANY
     NOTES TO FINANCIAL STATEMENTS
     September 30, 1999
     (unaudited)


     The amortized cost and fair value of available-for-sale investments in fixed maturities at September 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized    Fair
                                                 Cost     Value

Due in one year or less                               $ $      3,747
                                                  3,728
Due after one year through five years            31,307    31,129
Due after five years through ten years           44,500    43,012
Due after ten years                              47,130    45,070
Total                                         $ 126,665 $  122,958


     Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 1999 were $65,030,000 and $0 respectively. Gross gains of $692,000 and $1,273,000 and gross losses of $552,000 and $251,000 were realized on sales during the nine-month period ended September 30, 1999 and 1998, respectively.

     Net  Investment Income and Realized Gains (Losses) on  Investments:
     Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):

     Realized
                                                         Investment   Income
          Gain (Loss)
                                    1999      1998            1999       1998
Fixed maturities                  $6,260    $5,985      $141    $1,022
Short-term investments               213       215         -         -
                                   6,473     6,200      $141    $1,022
Expenses                           (103)     (107)
Net investment income             $6,370    $6,093






               First Fortis Life Insurance Company

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

   September Year-to-Date 1999 Compared to September Year-to-
                            Date 1998

          Revenues
    First Fortis (the Company) life insurance premiums increased during the first three quarters of 1999 as compared to the first three quarters of 1998 due to strong group life sales. Group disability and dental sales account for the increase in accident and health premiums. Offsetting this is a decrease in the group medical premiums. This group medical premium decrease was substantially attributable to the Company's decision, effective January 1, 1996, to cease new sales of group medical policies. The Company continues to service the existing group medical business. The decision to effectively exit the group medical business has reduced annualized premiums associated with this line from $11.4 million inforce at January 1, 1997 to $896,000 in premium inforce at September 30, 1999. Accident and health premiums are principally composed of group accident and health coverages. The discontinuance of the group medical sales and strong dental and disability sales have caused the group accident and health premium mix to shift. Third quarter dental, disability income, and medical premium represented 47%, 46%, and 7%, respectively, of total group accident and health premium in 1999 compared to 44%, 40%, and 16%, respectively, in 1998.

    The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

    Benefits
    Third quarter year-to-date 1999 life benefits as compared to premium were lower than 1998 due to more favorable mortality experience and higher life premium volumes. The decrease in accident and health benefits in the first nine months of 1999 as compared to the same period in 1998 is primarily due to improved experience in the group long-term disability claims.

    Expenses
    The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.


The Company's general and administrative expenses as a percent of premium have increased to 24.0% in 1999 from 23.4% in 1998. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

Equity market risk exposure is not significant.  Equity
investments  in  the general account are  not  material
enough  to  threaten solvency and contract owners  bear
the  investment risk related to the variable  products.
Therefore,  the  risks associated with the  investments
supporting  the variable separate accounts are  assumed
by  contract  owners, not by the Company.  The  Company
provides certain minimum death benefits that depend  on
the  performance  of  the variable  separate  accounts.
Currently the majority of these death benefit risks are
reinsured which then protects the Company from  adverse
mortality  experience  and  prolonged  capital   market
decline.

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

The Company has no long or short term debt. As of September
30,   1999,   99%  of  the  Company's  fixed   maturity
investments  consisted of investment grade  bonds.  The
Company does not expect this percentage to change significantly in the future.

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

Fortis  relies heavily on information technology ("IT")
systems  to  conduct  its business.   These  Fortis  IT
systems  include both internally developed and  vendor-
supplied  systems.  Fortis also relies  on  the  non-IT
systems  including the embedded technology and facility
related  systems.  In  addition,  Fortis  has  business
relationships with numerous entities including but  not
limited    to    financial   institutions,    financial
intermediaries, third party administrators and other critical vendors as well as regulators and customers.
These entities are themselves reliant on their IT systems to conduct their businesses. Therefore, there is a supply chain of dependency among and between all involved entities.

State of Readiness.  In 1997, the Fortis parent company
organized  a multi-disciplinary Year 2000 Project  Team
("Team").  The  Team  consists  of  employees  at  each
subsidiary,  audit, legal and outside consultants.  The
Team  and  Fortis  have  developed  and  are  currently
executing  a  comprehensive plan ("Plan")  designed  to
make  Fortis=  IT  systems Year 2000 ready.   The  Plan
covers  four  stages  including  (i)  inventory,   (ii)
assessment,  (iii) programming, and  (iv)  testing  and
certification. Fortis has completed the inventory stage
for     its    internal    hardware,    software    and
telecommunications systems (mainframe and client/server
applications). The assessment process is also  complete
and  Fortis  is  utilizing both internal  and  external
resources  to  reprogram or replace the  systems  where
necessary, and testing the applications for  Year  2000
readiness. Fortis has also inventoried its various facility locations and the systems that relate thereto including embedded technologies. Fortis is proceeding with actions to ensure Year 2000 readiness of those systems. Programming, testing and certification of all systems and applications are targeted for completion by the end of 1999.

Fortis is also in the process of identifying third parties
with  which they have a material relationship  in  both
sending  and receiving information from those  entities
with respect to current Year 2000 readiness, additional
actions   which   need  to  be  taken   and   potential
opportunities to share specific, detailed information and possible test results.

Costs.   The  cost of the Fortis Year 2000  project  is
estimated  at  $88.2  million (pre-tax)  and  is  being
funded  through operating cash flows. Total  Year  2000
project costs are based on management's best estimates,
which  were  derived utilizing numerous assumptions  of
future events, including the continued availability  of
certain  resources, third party modification plans  and
other factors. Costs to upgrade and replace systems  in
the  normal course of business are not included in this
estimate.   As of August 31, 1999, approximately  $69.8
million  (pre-tax) had already been expensed to Fortis.
Fortis believes that its Year 2000 project generally is on schedule.

Risks.   Fortis is attempting to limit the potential impact
of  the Year 2000 by monitoring the progress of its own
Year  2000  project and those of its critical  external
relationships (both I/T and non-I/T) and by  developing
contingency/recovery  plans.  Those  contingency  plans
have  identified  the  mission  critical  systems   and
relationships  and have put action plans  in  place  to
address a Year 2000 issue. Fortis cannot guarantee that
it  will be able to identify and/or resolve all of  its
Year  2000  issues. Any critical unresolved  Year  2000
issues   at   Fortis  or  its  external  relationships,
however,  could have a material adverse effect  on  the
Fortis=  results of operations, liquidity or  financial
condition. If Fortis= Year 2000 issues were unresolved,
potential  consequences  would  include,  among   other
possibilities, the inability to accurately  and  timely
process  benefit  claims; update  customer=s  accounts;
process financial transactions; bill customers;  assess
exposure to risks; determine liquidity requirements  or
report   accurate  data  to  management,  shareholders,
customers, regulators and others; as well as business interruptions or shutdowns; financial losses; harm to its reputation; increased scrutiny by regulators; and litigation related to Year 2000 issues. However, Fortis is using methods recognized and adopted in the general business community to ensure that any Year 2000 issue will be addressed promptly and any damages will be mitigated.

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

Note:  Fortis, Inc. has recently acquired the American
Bankers Insurance Group (ABIG) and it's subsidiaries.
To review ABIG's Year 2000 Readiness Disclosure, please go to www.us.fortis.com. Click on "Organization", then on "American Bankers Insurance Group (ABIG) Year 2000
Readiness Disclosure".


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

a.None

b.None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.None

b.No Forms 8-K have been filed during the quarter for which this report is filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf by the undersigned thereunto duly authorized.


First Fortis Life Insurance Company
(Registrant)
Date:  November 12, 1999
/s/ Larry M. Cains
Treasurer