Form 10-K405
period 1999-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2000-03-28
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        308 Maltbie St., SUITE
                200,
      SYRACUSE, NEW YORK 13204
  (Address of principal executive
              offices)


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

ITEM 2.  PROPERTIES

    The Company leases its home office building, consisting of 15,684 square feet, in Syracuse, New York. It also leases space consisting of 9,471 square feet for the maintenance of a sales office located in New York City and space consisting of 2,539 square feet for a sales office in Rochester, NY. The Company expects that this office space will be adequate for the foreseeable future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





Robert S. Pollock, 45       President and Chief Executive Officer; President and
Director since 1995          Chief Executive Officer of Fortis Benefits Insurance Company
Larry M. Cains, 53          Treasurer; Senior Vice President of Fortis, Inc.
Director since 1995
Allen R. Freedman, 60       Chairman of Board; Chairman and Chief Executive Officer of
Director Since 1989          Fortis, Inc.
Dean C. Kopperud, 47        Chief Executive Officer of Fortis Advisers, Inc. and President of
Director Since 1994          Fortis Investors, Inc.; Executive Vice President, (President-FFG)
                             of Fortis Benefits Insurance Company
Terry J. Kryshak, 49        Senior Vice President and Chief Administrative Officer
Director Since 1991
Susie Gharib, 49            Anchorwoman, Cable NBC; before that, Anchorwoman, Financial News
Director Since 1991          Network
Dale Edward Gardner, 69     President, Gardner & Bull
Director Since 1989
Kenneth W. Nelson, 78       President, Tech Products, Inc.
Director Since 1989
Clarence Elkus Galston, 90  Attorney at Law
Director Since 1989
Esther L. Nelson 47         General Director/CEO, Glimmerglass Opera since 1996; before that,
Director since 1999          General Director/CEO of Nevada Opera
Barbara R. Hege, 56         Assistant Treasurer and Chief Financial Officer
Director since 1999
Jerome A. Atkinson, 50      Secretary; Vice President, Secretary and General Counsel of
                             Fortis, Inc.; before that Senior Vice President, Secretary and
                             General Counsel of American Security Insurance Company


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

ITEM 11.  EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE



                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL         ALL OTHER
                                                              SALARY       BONUS      COMPENSATION       COMPENSATION (1)
NAME AND PRINCIPAL POSITION                        YEAR         ($)         ($)            ($)                ($)
-----------------------------------------------  ---------  -----------  ---------  -----------------   -----------------

Robert B. Pollock..............................       1999  $         0  $       0      $       0        $       0
  President
Terry J. Kryshak...............................       1999  $   122,000  $  30,645      $       0        $   9,159
  Senior Vice President and                           1998      117,300     37,000              0            9,258
  Chief Administrative Officer                        1997      115,000     34,000              0            8,940



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




        1999                                   YEARS OF SERVICE
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



    The table above excludes social security benefits. In general, for the purposes of these plans compensation includes salary and bonuses. The credited years of service with First Fortis for those individuals named in the Summary Compensation Table above are as follows: 1 and 9.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Auditors

       Balance Sheets at December 31, 1999 and 1998

       Statements of Operations for the years ended December 31, 1999, 1998 and 1997

       Statements of Changes in Shareholder's Equity for the years ended December 31, 1999, 1998 and 1997

       Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

       Notes to Financial Statements

(a)(2) The information required by the following financial statement schedules for First Fortis Life Insurance Company are included in Item 8:

       I. Summary of Investments -- Other than Investments in Related Parties -- Contained in the Notes to Financial Statements.

       II. Condensed Financial Information of Registrant -- Not applicable

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

(b)    Reports on Form 8-K filed in the fourth quarter of 1999

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2000.

                                          FIRST FORTIS LIFE INSURANCE COMPANY
                                          By:     /s/ Robert S. Pollock
                                             -----------------------------------
                                                      Robert S. Pollock
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:



                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------


                      /s/ Robert B. Pollock
      --------------------------------------------        President, Chief Executive Officer and Director
                      Robert B. Pollock                    (Principal Executive Officer)

                     /s/   TERRY J. KRYSHAK
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                       Director

                     /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

                     /s/   BARBARA R. HEGE
      --------------------------------------------        Chief Financial Officer and Director
                    Barbara R. Hege

                           *
      --------------------------------------------        Chairman of Board and Director
                  Allen Royal Freedman

                           *
      --------------------------------------------        Director
                      Susie Gharib

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson


      --------------------------------------------        Director
                   Esther L. Nelson


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
