Form 10-Q
period 2000-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2000-05-12
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY  REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-14761

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




          FIRST FORTIS LIFE INSURANCE COMPANY
                    BALANCE SHEETS
           (In thousands, except share data)



                                             March 31,  December 31,
                                              2000       1999
                                           (Unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
cost 2000-- $126,540; 1999--$126,432;)        $121,611    $121,212
Policy Loans                                         1           1
Short-term investments                           6,900       5,800
                                               128,512     127,013

Cash and cash equivalents                        1,494       4,562

Receivables:
Uncollected premiums, less allowance (2000
and 1999 $100)                                    2,869      3,097
Reinsurance recoverable on unpaid and paidlosses 32,475     31,634
Other                                               681      1,495
                                                 36,025     36,226

Accrued investment income                         2,312      2,095
Deferred policy acquisition costs                 3,916      4,353
Property and equipment at cost, less
accumulated depreciation (2000-- $ 2,298;
1999--$2,287)                                        112        124

Deferred federal income taxes                      4,416      3,535
Goodwill, less accumulated amortization
(2000--$425; 1999--$414)                              405        416

Assets held in separate accounts                   75,612     69,928
Total assets                                     $252,804   $248,252









FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)





                                          March 31,  December 31,
                                             2000      1999

                                          (Unaudited)


Policy    reserves,    liabilities    and
shareholder's equity
Policy reserves and liabilities:
Future policy benefit reserves:
Life insurance                             $ 34,895   $  34,165
Interest sensitive and investment products    4,100       3,487
Accident and health                          71,582      70,852
                                            110,577     108,504

Unearned revenues                             9,644       9,834
Other policy claims and benefits payable     13,361      12,247
Income taxes payable                          1,738       1,213
Other liabilities                             6,423      10,590
Liabilities related to separate accounts     75,612      69,928
Total policy reserves and liabilities       217,355     212,316



Shareholder's equity:
Common stock, $20 par value:
Authorized, issued and outstanding shares      2,000      2,000
- 100,000
Additional paid-in capital                    37,440     37,440
Retained deficit                              (6,955)    (124)
Accumulated other comprehensive income         2,964     (3,380)
Total shareholder's equity                    35,449     35,936

Total policy reserves, liabilities and      $252,804   $248,252
shareholder's equity
See accompanying notes.





FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                           Three months ended
                                               March 31,
                                             2000      1999
Revenues
Insurance operations:
Life insurance premiums                    $6,426     $5,885
Interest sensitive and investment products     45          5
policy charges
Accident and health insurance premiums      9,174      8,502
Total                                      15,645     14,392

Net investment income                       2,292      2,135
Realized (losses) gains on investments      (727)        421
Other income                                  321        337
Total revenues                             17,531     17,285

Benefits and Expenses
Benefits to policyholders:
Life insurance                               6,142      4,504
Interest sensitive and investment products      58        136
Accident and health                          7,798      6,859
Total                                       13,998     11,499

Amortization of deferred policy                 85         43
acquisition costs
Insurance commissions                        1,233        942
General and administrative expenses          3,256      3,866
Total benefits and expenses                 18,572     16,350

(Loss) income before federal income taxes   (1,041)       935

Income taxes expense(benefits)
Current                                        619        292
Deferred                                     (983)         35
                                             (364)        327
Net (loss) income                            (677)        608

Other comprehensive income (loss):
Unrealized gain (loss) on investments        6,344      (1,929)
Comprehensive income                        $5,667       $1,321
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                               Three months ended
                                                    March 31,
                                                2000        1999

Operating Activities
Net income                                     $  (677)   $  608
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Loss on disposal of property and equipment         -          (2)

Increase in future policy benefit reserves and
other policy claims and benefits                   2,329    2,893
Increase in federal income taxes                   (457)    (636)
Decrease in other liabilities                    (4,167)    (612)
Depreciation, amortization and accretion            460        24
Amortization of investment premiums, net              9         9
Decrease (increase) in uncollected premiums,
accrued     investment income and other             825    (1,799)
Increase in reinsurance recoverable                (841)      (75)
Net realized (gains) loss on investments            727      (421)
Cash Used By Operating Activities                 (1,792)     (11)

Investing Activities
Purchases of fixed maturity investments        (20,042)   (25,876)
Sales or maturities of fixed maturity           19,198     30,780
investments
Increase in equity securities and short-term   (1,100)    (3,720)
investments
Purchase of property and equipment                -          2
Net Cash (Used) Provided By Investing            (1,944)    1,186
Activities

Financing Activities
Activities related to investment products:
Considerations received                        1,384      564
Surrenders and death benefits                  (783)      (2,903)
Interest credited to policyholders             67         91
Net Cash Provided (Used) By Financing          668        (2,248)
Activities

Decrease In Cash                               (3,068)    (1,073)
Cash and cash equivalents at beginning of      4,562      1,160
period
Cash and cash equivalents at end of period     $1,494     $   87
See accompanying notes




     FIRST FORTIS LIFE INSURANCE COMPANY
     NOTES TO FINANCIAL STATEMENTS
     March 31, 2000
     (unaudited)

     General:   The  accompanying  unaudited  financial
     statements of First Fortis Life Insurance  Company
     contain   all  adjustments  necessary  to  present
     fairly the balance sheet as of March 31, 2000 and the related statement of income for the three months ended March 31, 2000 and 1999, and cash flow for the three months ended March 31, 2000 and 1999.

     Income  tax  payments for the three  months  ended
     March 31, 2000 and March 31, 1999 were $94,000 and
     $897,000, respectively.

     The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At
     March 31, 2000, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

     The amortized cost and fair values of investments available-for sale were as follows at March 31, 2000 (in thousands):


                                       Gross     Gross
                           Amortized UnrealizedUnrealized   Fair
                              Cost      Gain      Loss     Value

   Fixed Income
     Securities:
   Governments             $ 15,239   $ 150      $   445    $  14,944
   Public utilities          16,511       4          922       15,593
   Industrial and            94,790     185        3,901       91,074
     miscellaneous
   Total                   $126,540   $ 339      $5,268     $121,611
 .


     FIRST FORTIS LIFE INSURANCE COMPANY
     NOTES TO FINANCIAL STATEMENTS
     March 31, 2000
     (unaudited)


     The amortized cost and fair value of available-for-sale investments in fixed maturities at March 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized    Fair
                                                 Cost     Value

Due in one year or less                       $   2,503 $   2,503
Due after one year through five years            31,326    30,393
Due after five years through ten years           42,318    40,259
Due after ten years                              50,393    48,456
Total                                         $ 126,540 $  121,611


     Proceeds  from sales and maturities of investments
     in  fixed  maturities  in the  three-month  period
     ended   March   31,  2000  were  $19,198,000   and
     $30,780,000 respectively.  Gross gains of  $18,000
     and $518,000 and gross losses of $745,000 and $97,000 were realized on sales during the three-month period ended March 31, 2000 and 1999, respectively.

     Net  Investment Income and Realized Gains (Losses)
     on Investments: Major categories of net investment
     income   and   realized  gains   and   losses   on
     investments for the first three months of each year were as follows (in thousands):

     Realized

     Investment Income              Gain (Loss)
                                    2000      1999       2000    1999
Fixed maturities                  $2,222    $2,058    $(727)      $421
Short-term investments               100       111         -         -
                                   2,322     2,169    $(727)      $421
Expenses                            (30)      (34)
Net investment income             $2,292    $2,135






          First Fortis Life Insurance Company

        Management's Discussion and Analysis of
          Financial Condition and Results of
                      Operations

          March Year-to-Date 2000 Compared to
                March Year-to-Date 1999

          Revenues
    First  Fortis (the Company) life insurance premiums
    increased  during the first three months  of  2000,
    as  compared  to  the same period in  1999  due  to
    strong  group  life  sales.  Group  disability  and
    dental  sales account for the increase in  accident
    and  health premiums. Accident and health  premiums
    are  principally  composed of  group  accident  and
    health  coverages.  Dental, disability income,  and
    medical  premium  represented  51%,  47%,  and  2%,
    respectively,   of   total  first   quarter   group
    accident  and  health premium in 2000  compared  to
    45%,  44%,  and 11%, respectively,  in  1999.   The
    decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

    The   Company   continues   to   match   investment
    portfolio   composition  to  liquidity  needs   and
    capital  requirements.  Changes in  interest  rates
    during  2000  and 1999 resulted in  recognition  of
    realized   gains   and   losses   upon   sales   of
    securities.

    Benefits
    First  quarter year-to-date 2000 life  benefits  as
    compared  to premium were higher than 1999  and  is
    attributed  to  higher  paid  claim  activity   and
    reserve   increases.   First  quarter  year-to-date
    2000  accident and health benefits as  compared  to
    premium  were higher than the same period  in  1999
    due   primarily  to  losses  paid  and   additional
    reserves established for the discontinued group medical business.

    Expenses
    The  Company  continues to monitor  its  commission
    rate   structures,  and,  as  indicated  by  market
    conditions,   periodically  adjusts   rates   paid.
    Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium have decreased to 21% in 2000 from 27% in
1999.   The Company is incurring lower costs due to  the
relocation of their administrative offices, service and supply vendor changes, and permanent staff alignment.
The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of March 30, 2000, 99% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

Regulation
The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

Year 2000
The Company utilizes computer systems to process Company businesses. Fortis Inc., the Company's parent ("Fortis"), created a Year 2000 Project Office which was dedicated to ensuring that all of the systems for Fortis and its subsidiaries and affiliates were ready for Year 2000. The estimated total cost of the Fortis Year 2000 Project was approximately $85 million. The Company is not incurring any cost for the Year 2000 project since it is being paid for by affiliates of the Company.

As of December 20, 1999, 100% of the computer system lines of code that had been identified were renovated and tested and were ready for year 2000. Although there have been several
minor   matters,  as  of  March  31,  2000,  no  significant
disruptions resulting from the century date change have been
detected.   The Company will continue to monitor the  status
of and exposure to any potential Year 2000 issues.


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

/s/ Larry  M. Cains
_____________________________________________
Larry M. Cains
Treasurer
Date:  May 12, 2000