Form 10-Q
period 2000-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2000-08-10
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY  REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
           (In thousands, except share data)


                                            June 30,   December
                                                         31,
                                              2000       1999
                                           (Unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
cost 2000-- $125,603; 1999--$126,432)     $119,537    $121,212
Policy Loans                               1           1
Short-term investments                     8,410       5,800
                                           127,948     127,013

Cash and cash equivalents                  1,900       4,562

Receivables:
Uncollected premiums, less allowance (2000
and 1999-- $100)                          3,092       3,097
Reinsurance recoverable on unpaid and paid 35,104      31,634
losses
Other                                      847         1,495
                                           39,043      36,226

Accrued investment income                  2,136       2,095
Deferred policy acquisition costs          3,958       4,353
Property and equipment at cost, less
accumulated                               101         124
depreciation (2000-- $ 2,310; 1999--
$2,287)
Deferred federal income taxes              5,285       3,535
Goodwill, less accumulated amortization
(2000--$ 437;                             393         416
    1999--$414)
Assets held in separate accounts           75,612      69,928
Total assets                               $256,376    $248,252



FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                           June 30,  December
                                             2000      31,
                                                       1999
                                          (Unaudited)

Policy    reserves,    liabilities    and
shareholder's equity
Policy reserves and liabilities:
Future policy benefit reserves:
Life insurance                             $ 28,396   $  34,165
Interest sensitive and investment products 4,114      3,487
Accident and health                        77,034     70,852
                                           109,544    108,504

Unearned revenues                          14,952     9,834
Other policy claims and benefits payable   13,770     12,247
Income taxes payable                       705        1,213
Other liabilities                          6,641      10,590
Liabilities related to separate accounts   75,612     69,928
Total policy reserves and liabilities      221,224    212,316


Shareholder's equity:
Common stock, $20 par value:
Authorized, issued and outstanding shares  2,000      2,000
-- 100,000
Additional paid-in capital                 37,440     37,440
Retained deficit                           (359)      (124)
Accumulated other comprehensive income     (3,929)    (3,380)
(loss)
Total shareholder's equity                 35,152     35,936

Total policy reserves, liabilities and     $256,376   $248,252
shareholder's equity



See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                            Six months ended
                                                June 30,
                                             2000      1999
Revenues
Insurance operations:
Life insurance premiums                    $12,083    $11,837
Interest sensitive and investment product  210        130
policy charges
Accident and health insurance premiums     19,622     16,913
                                           31,915     28,880

Net investment income                      4,638      4,217
Realized (losses) gains on investments     (1,078)    264
Other income                               829        638
Total revenues                             36,304     33,999

Benefits and Expenses
Benefits to policyholders:
Life insurance                             11,116     9,249
Interest sensitive and investment products 225        202
Accident and health claims                 16,747     13,176
                                           28,088     22,627

Amortization of deferred policy            146        38
acquisition costs
Insurance commissions                      2,106      2,246
General and administrative expenses        6,325      7,237
Total benefits and expenses                36,665     32,148
(Loss) income before federal income taxes  (361)      1,851

Income taxes expense(benefits)
Current                                    1,328      809
Deferred                                   (1,454)    (161)
                                           (126)      648
Net (loss) income                          (235)      1,203

Other comprehensive loss:
Unrealized loss on investments              (549)     (4,203)
Comprehensive loss                         $ (784)    $(3,000)
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                           Three months ended
                                                June 30,
                                             2000      1999
Revenues
Insurance operations:
Life insurance premiums                    $  5,657   $  5,952
Interest sensitive and investment product  165        125
policy charges
Accident and health insurance premiums     10,448     8,411
                                           16,270     14,488

Net investment income                      2,346      2,082
Realized (losses) gains on investments     (351)      (157)
Other income                               508        301
Total revenues                             18,773     16,714

Benefits and Expenses
Benefits to policyholders:
Life insurance                             4,974      4,745
Interest sensitive and investment products 167        66
Accident and health claims                 8,949      6,317
                                           14,090     11,128

Amortization of deferred policy            61         (5)
acquisition costs
Insurance commissions                      873        1,304
General and administrative expenses        3,069      3,371
Total benefits and expenses                18,093     15,798

(Loss) income before federal income taxes  680        916

Income taxes expense(benefits)
Current                                    709        517
Deferred                                   (471)      (196)
                                           238        321
Net income                                 442        595

Other comprehensive loss:
Unrealized loss on investments             (739)      (2,274)
Comprehensive loss                         $  (297)   $(1,679)
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                            Six months ended
                                                June 30,
                                             2000      1999
Operating Activities
Net income                                 $  (235)   $1,203
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Increase in future policy benefit reserves
and other policy claims and benefits      7,074      3,420
Provision for deferred federal income      (1,454)    (161)
taxes
Increase in federal income taxes           (508)      (673)
Decrease in other liabilities              (3,949)    (1,106)
Depreciation, amortization and accretion   441        (186)
Amortization of investment premiums, net   17         41
Decrease (increase) in uncollected
premiums, accrued   investment income and 612        312
other
Increase in reinsurance recoverable        (3,470)    (834)
Net realized loss (gains) on investments   1,078      (264)
Cash Used By Operating Activities          (393)      1,752

Investing Activities
Purchases of fixed maturity investments    (29,821)   (48,941)
Sales or maturities of fixed maturity      29,555     51,603
investments
Increase in equity securities and short-   (2,610)    (2,650)
term investments
Net Cash (Used) Provided By Investing      (2,876)    12
Activities

Financing Activities
Activities related to investment products:
Considerations received                    2,609      1,900
Surrenders and death benefits              (2,151)    (4,419)
Interest credited to policyholders         149        160
Net Cash Provided (Used) By Financing      607        (2,359)
Activities

Decrease In Cash                           (2,662)    (595)
Cash and cash equivalents at beginning of  4,562      1,160
period
Cash and cash equivalents at end of period $  1,900   $ 565

See accompanying notes


FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 2000 and the related statement of income for the six months ended June 30, 2000 and 1999, and cash flow for the six months ended June 30, 2000 and 1999.

Income tax payments for the six months ended June 30, 2000 and June 30, 1999 were $1,836,000 and $1,482,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 2000, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at June 30, 2000 (in thousands):

                                     Gross     Gross
                        Amortized Unrealized  Unrealized  Fair
                           Cost       Gain     Loss       Value

Fixed Income Securities:
Governments              $  13,993  $  78      $   219   $ 13,852
Public utilities            16,003      3          864     15,142
Industrial and              95,607     190        5,254    90,543
miscellaneous
Total                   $125,603      $271       $6,337    $119,537



FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June30, 2000
(unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at June 30, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized    Fair
                                                       Cost     Value

Due in one year or less                      $  6,552 $  6,346
Due after one year through five years        32,760     31,411
Due after five years through ten years       36,789     34,632
Due after ten years                          49,502     47,148
Total                                        $125,603   $119,537

Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30, 2000 were $29,555,000 and $51,603,000 respectively. Gross gains of $38,000 and $264,000 and gross losses of $1,117,000 and $ 0 were realized on sales during the six-month period ended June 30, 2000 and 1999, respectively.

Net   Investment  Income  and  Realized  Gains  (Losses)   on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):

                                                  Realized
                      Investment Income          Gain (Loss)
                          2000      1999      2000     1999
Fixed maturities         $4,444     $4,118    $(1,078)    $264
Short-term investments   254        167              -       -
                         4,698      4,285       $(1,078)    $264
Expenses                 (60)       (68)
Net investment income    $4,638     $4,217



          First Fortis Life Insurance Company

        Management's Discussion and Analysis of
          Financial Condition and Results of
                      Operations

   June Year-to-Date 2000 Compared to June Year-to-
                       Date 1999

Revenues
First Fortis (the Company) life insurance premiums increased during the first six months of 2000, as compared to the same period in 1999 due to strong group life sales. Group disability and dental sales account for the increase in accident and health premiums. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 51%, 47%, and 2%, respectively, of total first six months group accident and health premium in 2000 compared to 46%, 45%, and 9%, respectively, in 1999. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The   Company   continues   to  match   investment   portfolio
composition to liquidity needs and capital requirements. Changes in interest rates during 2000 and 1999 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
Second quarter year-to-date 2000 life benefits as compared to premium were higher than 1999 and is attributed to higher paid claim activity and reserve increases. Second quarter year-to-date 2000 accident and health benefits as compared to premium were higher than the same period in 1999 due primarily to losses paid and additional reserves established for the discontinued group medical business.

Expenses
The   Company   continues  to  monitor  its   commission   rate
structures,   and,   as   indicated   by   market   conditions,
periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium have decreased to 20% in 2000 from 25% in 1999. The Company is incurring lower costs due to the relocation of their administrative offices, service and supply vendor changes, and permanent staff alignment. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of June 30, 2000, 99% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

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

As of December 20, 1999, 100% of the computer system lines of code that had been identified were renovated and tested and were ready for year 2000. Although there have been several minor matters, as of June 30, 2000, no significant disruptions resulting from the century date change have been detected. The Company will continue to monitor the status of and exposure to any potential Year 2000 issues.


                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

a.    On  May  2,  2000, the Annual First  Fortis  Life
Insurance Company Shareholder Meeting was held.

  b. All 100,000 outstanding shares of the Company's common stock were cast for the election of each director ( Larry M. Cains, Allen R. Freedman, Clarence
E.  Galston, Dale E. Gardner, Susie Gharib, Barbara  R.
Hege,  Terry  J. Kryshak, Esther Liselotte  L.  Nelson,
Kenneth W. Nelson, Robert B. Pollock).


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.None

b. A Form 8K report was filed June 1, 2000, disclosing that
PricewaterhouseCoopers  replaced  Ernst  &   Young   as
independent  auditors of the registrant effective  June
1, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf by the undersigned thereunto duly authorized.


First Fortis Life Insurance Company
(Registrant)


/s/  Larry  M. Cains
_____________________________________________
Larry M. Cains
Treasurer
Date:  August 11, 2000