Form 10-Q
period 2000-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 2000-11-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY  REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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



FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)


                                            September  December
                                              30,        31,
                                              2000       1999
                                           (Unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
cost 2000-- $130,048; 1999--$126,432)     $126,222    $121,212
Policy Loans                               2           1
Short-term investments                     2,960       5,800
                                           129,184     127,013

Cash and cash equivalents                  4,072       4,562

Receivables:
Uncollected premiums, less allowance (2000
and 1999-- $100)                          4,193       3,097
Reinsurance recoverable on unpaid and paid 36,194      31,634
losses
Other                                      1,148       1,495
                                           41,535      36,226

Accrued investment income                  2,167       2,095
Deferred policy acquisition costs          4,018       4,353
Property and equipment at cost, less
accumulated                               89          124
depreciation (2000-- $ 2,322; 1999--
$2,287)
Deferred federal income taxes              4,637       3,535
Goodwill, less accumulated amortization
(2000--$ 448;                             382         416
    1999--$414)
Assets held in separate accounts           78,307      69,928
Total assets                               $264,391    $248,252



FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share data)


                                           September   December
                                              30,        31,
                                              2000       1999
                                          (Unaudited)

Policy    reserves,    liabilities    and
shareholder's equity
Policy reserves and liabilities:
Future policy benefit reserves:
Life insurance                             $ 29,132     $  34,165
Interest sensitive and investment products 4,119        3,487
Accident and health                        75,873       70,852
                                           109,124      108,504

Unearned revenues                          15,450       9,834
Other policy claims and benefits payable   12,491       12,247
Income taxes payable                       1,992        1,213
Other liabilities                          8,162        10,590
Liabilities related to separate accounts   78,307       69,928
Total policy reserves and liabilities      225,526      212,316


Shareholder's equity:
Common stock, $20 par value:
Authorized, issued and outstanding shares  2,000        2,000
-- 100,000
Additional paid-in capital                 37,440       37,440
Retained deficit                           1,898        (124)
Accumulated other comprehensive (loss)     (2,473)      (3,380)
income
Total shareholder's equity                 38,865       35,936

Total policy reserves, liabilities and     $264,391     $248,252
shareholder's equity



See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                           Nine months ended
                                             September 30,
                                             2000      1999
Revenues
Insurance operations:                                      $$
Life insurance premiums                    $18,688    $18,015
Interest sensitive and investment product  268        144
policy charges
Accident and health insurance premiums     29,093     25,557
                                           48,049     43,716

Net investment income                      6,886      6,370
Realized (losses) gains on investments     (1,821)    141
Other income                               1,354      978
Total revenues                             54,468     51,205

Benefits and Expenses
Benefits to policyholders:
Life insurance                             14,785     13,677
Interest sensitive and investment products 338        257
Accident and health claims                 22,000     19,831
                                           37,123     33,765

Amortization of deferred policy            242        103
acquisition costs
Insurance commissions                      4,428      3,645
General and administrative expenses        9,564      10,500
Total benefits and expenses                51,357     48,013
Income (loss) before federal income taxes  3,111      3,192

Income taxes expense(benefits)
Current                                    2,680      (427)
Deferred                                   (1,591)    1,544
                                           1,089      1,117
Net income (loss)                          2,022      2,075

Other comprehensive income:
Unrealized gain on investments             907        (5,172)
Comprehensive income                       $ 2,929    $(3,097)
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                           Three months ended
                                             September 30,
                                             2000      1999
Revenues
Insurance operations:
Life insurance premiums                    $ 6,605    $ 6,178
Interest sensitive and investment product  58         14
policy charges
Accident and health insurance premiums     9,471      8,644
                                           16,134     14,836

Net investment income                      2,248      2,153
Realized (losses) gains on investments     (743)      (123)
Other income                               525        340
Total revenues                             18,164     17,206

Benefits and Expenses
Benefits to policyholders:
Life insurance                             3,669      4,428
Interest sensitive and investment products 113        55
Accident and health claims                 5,253      6,655
                                           9,035      11,138

Amortization of deferred policy            96         65
acquisition costs
Insurance commissions                      2,322      1,399
General and administrative expenses        3,239      3,263
Total benefits and expenses                14,692     15,865

Income (loss) before federal income taxes  3,472      1,341

Income taxes expense(benefits)
Current                                    1,352      (1,236)
Deferred                                   (137)      1,705
                                           1,215      469
Net income                                 2,257      872

Other comprehensive income:
Unrealized gain on investments             1,456      (969)
Comprehensive income                       $ 3,713    $    (97)
See accompanying notes.
FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                           Nine months ended
                                             September 30,
                                             2000      1999
Operating Activities
Net income                                 $ 2,022    $  2,075
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Increase in future policy benefit reserves
and other policy claims and benefits      5,781      5,082
Provision for deferred federal income      (1,591)    1,544
taxes
Decrease (increase) in federal income      779        (1,332)
taxes
(Increase) decrease in other liabilities   (2,428)    1,029
Depreciation, amortization and accretion   404        (521)
Amortization of investment premiums, net   71         66
(Increase) decrease in uncollected
premiums, accrued   investment income and (821)      314
other
Increase in reinsurance recoverable        (4,560)    (2,528)
Net realized loss (gains) on investments   1,821      (141)
Cash Provided By Operating Activities      1,478      5,588

Investing Activities
Purchases of fixed maturity investments    (53,512)   (65,833)
Sales or maturities of fixed maturity      48,005     65,030
investments
Increase in equity securities and short-   2,840      (3,940)
term investments
Net Cash Used By Investing Activities      (2,667)    (4,743)

Financing Activities
Activities related to investment products:
Considerations received                    3,808      2,290
Surrenders and death benefits              (3,343)    (5,437)
Interest credited to policyholders         234        266
Net Cash Provided (Used) By Financing      699        (2,881)
Activities

Decrease In Cash                           (490)      (2,036)
Cash and cash equivalents at beginning of  (4,562)    1,160
period
Cash and cash equivalents at end of period $ 4,072    $   (876)

See accompanying notes


FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2000 and the related statement of income for the nine months ended September 30, 2000 and 1999, and cash flow for the nine months ended September 30, 2000 and 1999.

Income tax payments for the nine months ended September 30, 2000 and September 30, 1999 were $1,901,000 and $906,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2000, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at September 30, 2000 (in thousands):

                                     Gross     Gross
                        Amortized Unrealize Unrealize  Fair
                           Cost       d         d      Value
                                     Gain     Loss

Fixed Income Securities:
Governments              $  16,729  $ 151      $   161   $
                                                    16,719
Public utilities         97,324     564        3,666     94,222
Industrial and           15,995     8          722       15,281
miscellaneous
Total                   $130,048   $ 723      $4,549    $126,222



FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at September 30, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized    Fair
                                            Cost     Value

Due in one year or less                      $ 11,343   $ 11,249
Due after one year through five years        28,356     27,868
Due after five years through ten years       38,060     36,253
Due after ten years                          52,289     50,852
Total                                        $130,048   $126,222

Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 2000 and 1999 were $48,005,000 and $65,030,000 respectively.
Gross gains of $164,000 and $693,000 and gross losses of $1,983,000 and $552,000 were realized on sales during the
nine-month  period  ended  September  30,  2000   and   1999,
respectively.

Net   Investment  Income  and  Realized  Gains  (Losses)   on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):

                                                  Realized
                      Investment Income     Gain (Loss)
                            2000      1999      2000     1999
Fixed maturities         $6,572     $6,260      $(1,821)    $141
Short-term investments   404        213
                         6,976      6,473       $(1,821)    $141
Expenses                 90         103
Net investment income    $6,886     $6,370



          First Fortis Life Insurance Company

        Management's Discussion and Analysis of
          Financial Condition and Results of
                      Operations

September Year-to-Date 2000 Compared to September Year-
                     to-Date 1999

Revenues
First Fortis (the Company) life insurance premiums increased somewhat during the first nine months of 2000, as compared to the same period in 1999 due to strong group life sales. Group disability and dental sales account for the increase in accident and health premiums. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 53%, 46%, and 1%, respectively, of total first nine months group accident and health premium in 2000 compared to 47%, 47%, and 6%, respectively, in 1999. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The   Company   continues   to  match   investment   portfolio
composition to liquidity needs and capital requirements. Changes in interest rates during 2000 and 1999 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
Third quarter year-to-date 2000 life benefits as compared to premium were level with the same period in 1999. Third quarter year-to-date 2000 accident and health benefits as compared to premium were lower than the same period in 1999 due primarily to proportionally less remaining discontinued group medical business.

Expenses
The   Company   continues  to  monitor  its   commission   rate
structures,   and,   as   indicated   by   market   conditions,
periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium have decreased to 20% in 2000 from 24% in 1999. The Company is incurring lower costs due to the relocation of their administrative offices, service and supply vendor changes, and permanent staff alignment. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of September 30, 2000, 99% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

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

As of December 20, 1999, 100% of the computer system lines of code that had been identified were renovated and tested and were ready for year 2000. Although there have been several minor matters, as of September 30, 2000, no significant disruptions resulting from the century date change have been detected. The Company will continue to monitor the status of and exposure to any potential Year 2000 issues.


                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf by the undersigned thereunto duly authorized.
First Fortis Life Insurance Company
(Registrant)

/s/ Larry M. Cains
_____________________________________________
Larry M. Cains
Treasurer
Date:  November 14, 2000