Form 10-K405
period 2000-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2001-03-29
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                     PART I

ITEM 1.  BUSINESS

    "First Fortis Life Insurance Company" on page 8 and "Further Information About First Fortis" on page 20 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 20 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

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

    Previously reported in Form 8-K filed June 1, 2000, File 33-71690.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





Robert S. Pollock, 46       President, Chief Executive Officer and Chairman of
Director since 1995          the Board; President and Chief Executive Officer of
                             Fortis Benefits Insurance Company

Larry M. Cains, 54          Treasurer; Senior Vice President of Fortis, Inc.
Director since 1995

Terry J. Kryshak, 50        Senior Vice President and Chief Administrative Officer
Director Since 1991

Susie Gharib, 50            Anchorwoman, Cable NBC; before that, Anchorwoman, Financial News
Director Since 1991          Network

Dale Edward Gardner, 70     President, Gardner & Bull
Director Since 1989

Kenneth W. Nelson, 79       President, Tech Products, Inc.
Director Since 1989

Clarence Elkus Galston, 91  Attorney at Law
Director Since 1989

Esther L. Nelson 48         General Director/CEO, Glimmerglass Opera since 1996; before that,
Director since 1999          General Director/CEO of Nevada Opera

Barbara R. Hege, 57         Assistant Treasurer and Chief Financial Officer
Director since 1999

Jerome A. Atkinson, 57      Secretary; Vice President, Secretary and General Counsel of
                             Fortis, Inc.; before that Senior Vice President, Secretary and
                             General Counsel of American Security Insurance Company


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

ITEM 11.  EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE



                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL         ALL OTHER
                                                              SALARY       BONUS      COMPENSATION       COMPENSATION (1)
NAME AND PRINCIPAL POSITION                        YEAR         ($)         ($)            ($)                ($)
-----------------------------------------------  ---------  -----------  ---------  -----------------   -----------------

Robert B. Pollock..............................       2000  $         0  $       0      $       0        $       0
  President

Terry J. Kryshak...............................       2000      127,000     40,260              0            9,600
  Senior Vice President and                           1999      122,000     30,645              0            9,159
  Chief Administrative Officer                        1998      117,300     37,000              0            9,258



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

PENSION TABLE




        2000                                   YEARS OF SERVICE
      EARNINGS            10         15         20         25         30         35

      125,000             14,846     22,269     29,692     37,115     44,538     51,961
      150,000             18,096     27,144     36,192     45,240     54,288     63,336
      175,000             21,346     32,019     42,692     53,365     64,038     74,711
      200,000             24,596     36,894     49,192     61,490     73,788     86,086
      225,000             27,846     41,769     55,692     69,615     83,538     97,461
      250,000             31,096     46,644     62,192     77,740     93,288    108,836
      275,000 +           33,184     49,776     66,368     82,960     99,553    116,145



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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Reports of Independent Auditors

       Balance Sheets at December 31, 2000 and 1999

       Statements of Operations for the years ended December 31, 2000, 1999 and 1998

       Statements of Changes in Shareholder's Equity for the years ended December 31, 2000, 1999 and 1998

       Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

(b)    Reports on Form 8-K filed in the fourth quarter of 2000

       None.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2001.

                                          FIRST FORTIS LIFE INSURANCE COMPANY
                                          By:     /s/ Robert S. Pollock
                                             -----------------------------------
                                                      Robert S. Pollock
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                  AND CHAIRMAN OF THE BOARD
                                                (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2001. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:



                       SIGNATURE                                          TITLE WITH FIRST FORTIS
--------------------------------------------------------  --------------------------------------------------------


              /s/   Robert B. Pollock
      --------------------------------------------        President, Chief Executive Officer and Chairman of
                    Robert B. Pollock                     the Board (Principal Executive Officer)

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
