Form 10-Q
period 2001-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2001-05-15
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [ ]

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2001               2000
                                                                   ------------------------------
                                                                   (UNAUDITED)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost 2001 --
     $129,780; 2000 -- $130,242)                                   $ 132,123           $  129,784
   Policy Loans                                                            6                    4
   Short-term investments                                              7,600                9,450
                                                                   ------------------------------
                                                                     139,729              139,238

Cash and cash equivalents                                                550                1,659

Receivables:
   Uncollected premiums, less allowance (2001 and 2000 --
     $100)                                                             2,864                3,417
   Reinsurance recoverable on unpaid and paid losses                  38,494               36,761
   Other                                                                  11                1,267
                                                                   ------------------------------
                                                                      41,369               41,445

Accrued investment income                                              2,349                2,215
Deferred policy acquisition costs                                      4,138                4,127
Property and equipment at cost, less accumulated
   depreciation (2001 -- $1,742; 2000 -- $1,732)                          68                   78
Deferred federal income taxes                                          2,193                3,283
Goodwill, less accumulated amortization (2001 -- $471;
   2000 -- $460)                                                         359                  370
Assets held in separate accounts                                      65,968               73,582
                                                                   ------------------------------
Total assets                                                       $ 256,723           $  265,997
                                                                   ==============================

FIRST FORTIS LIFE INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands)

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2001              2000
                                                                     -----------------------------
                                                                     (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
Policy reserves and liabilities:
   Future policy benefit reserves:
     Life insurance                                                  $   32,159        $   32,443
     Interest sensitive and investment products                           5,184             4,916
     Accident and health                                                 78,267            76,830
                                                                     -----------------------------
                                                                        115,610           114,189

   Unearned revenues                                                      9,623            10,058
   Other policy claims and benefits payable                              13,248            14,205
   Income taxes payable                                                   1,323             1,035
   Other liabilities                                                      2,991             7,464
   Deferred gain on LTC sale                                              1,979             2,086
   Liabilities related to separate accounts                              65,968            73,582
                                                                     -----------------------------
Total policy reserves and liabilities                                   210,742           222,619


Shareholder's equity:
   Common stock, $20 par value:
     Authorized, issued and outstanding shares -- 100,000                 2,000             2,000
   Additional paid-in capital                                            37,440            37,440
   Retained earnings                                                      5,005             4,223
   Accumulated other comprehensive income (loss)                          1,536              (285)
                                                                     -----------------------------
Total shareholder's equity                                               45,981            43,378

                                                                     -----------------------------
Total policy reserves, liabilities and shareholder's equity          $  256,723        $  265,997
                                                                     ============================

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        2001                 2000
                                                                     -------------------------------
                                                                               (UNAUDITED)
REVENUES

Insurance operations:
   Life insurance premiums                                           $    5,496           $    6,426
   Interest sensitive and investment product policy charges                 378                   45
   Accident and health insurance premiums                                 9,898                9,174
                                                                     -------------------------------
                                                                         15,772           $   15,645

Net investment income                                                     2,418                2,292
Realized losses on investments                                             (302)                (727)
Other income                                                                240                  321
                                                                     -------------------------------
Total revenues                                                           18,128               17,531

BENEFITS AND EXPENSES
Benefits to policyholders:
   Life insurance                                                         4,452                6,142
   Interest sensitive and investment products                               478                   58
   Accident and health claims                                             7,261                7,798
                                                                     -------------------------------
                                                                         12,191               13,998

Amortization of deferred policy acquisition costs                           159                   85
Insurance commissions                                                     1,317                1,233
General and administrative expenses                                       3,258                3,256
                                                                     -------------------------------
Total benefits and expenses                                              16,925               18,572
                                                                     -------------------------------
Income (loss) before federal income taxes                                 1,203               (1,041)

Income taxes expense (benefits)
Current                                                                     311                  619
Deferred                                                                    110                 (983)
                                                                     -------------------------------
                                                                            421                 (364)
                                                                     -------------------------------
Net income (loss)                                                           782                 (677)

Other comprehensive income:
Unrealized gain on investments                                            1,821                6,344
                                                                     -------------------------------
Comprehensive income                                                 $    2,603           $    5,667
                                                                     ===============================

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           2001               2000
                                                                        -----------------------------
OPERATING ACTIVITIES
Net income                                                              $      782         $     (677)
Adjustments to reconcile net income to net cash used in
   operating activities:
     (Decrease) increase in future policy benefit reserves and
       other policy claims and benefits                                        (14)             2,329
     Provision for deferred federal income taxes                               110               (982)
     Increase in federal income taxes                                          288                525
     Increase in other liabilities                                          (4,473)            (4,167)
     Depreciation, amortization and accretion                                   10                460
     Amortization of investment premiums, net                                  (32)                 9
     Amortization of gain on reinsurance transaction                          (107)                --
     Decrease in uncollected premiums, accrued investment
       income and other                                                      1,673                825
     Increase in reinsurance recoverable                                    (1,733)              (841)
     Net realized loss on investments                                          302                727
                                                                        -----------------------------
Cash Used in Operating Activities                                           (3,194)            (1,792)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                    (15,070)           (20,042)
Sales or maturities of fixed maturity investments                           15,262             19,198
Decrease (increase) in equity securities and short-term
     investments                                                             1,850             (1,100)
                                                                        -----------------------------
Net Cash Provided By (Used in) Investing Activities                          2,042             (1,944)

FINANCING ACTIVITIES
Activities related to investment products:
   Considerations received                                                   1,863              1,384
   Surrenders and death benefits                                            (1,904)              (783)
   Interest credited to policyholders                                           84                 67
                                                                        -----------------------------
Net Cash Provided By Financing Activities                                       43                668

Decrease in cash                                                            (1,109)            (3,068)
Cash and cash equivalents at beginning of period                             1,659              4,562
                                                                        -----------------------------
Cash and cash equivalents at end of period                              $      550         $    1,494
                                                                        =============================

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(In thousands, Unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2001 and the related statement of income for the three months ended March 31, 2001 and 2000, and cash flow for the three months ended March 31, 2001 and 2000.

Income tax payments for the three months ended March 31, 2001 and March 31, 2000 were $23 and $94 respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2001 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at March 31, 2001 (in thousands):

                                                             Gross           Gross
                                          Amortized        Unrealized      Unrealized          Fair
                                             Cost             Gain            Loss             Value
                                          -----------------------------------------------------------
   Fixed Income Securities:
     Governments                          $  18,610          $  622          $   21          $ 19,211
     Public utilities                        15,500             343             309            15,534
     Industrial and miscellaneous            95,670           2,797           1,089            97,378
                                          -----------------------------------------------------------
Total                                     $ 129,780          $3,762          $1,419          $132,123
                                          ===========================================================

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(In thousands, Unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at March 31, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized             Fair
                                                        Cost                Value
                                                     ------------------------------
     Due in one year or less                         $    8,290          $    8,323
     Due after one year through five years               27,195              28,043
     Due after five years through ten years              44,333              45,188
     Due after ten years                                 49,962              50,569
                                                     ------------------------------
     Total                                           $  129,780          $  132,123
                                                     ==============================

Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March 31, 2001 and 2000 were $15,262 and $19,198 respectively. Gross gains of $517 and $18 and gross losses of $819 and $745 were realized on sales during the three-month period ended March 31, 2001 and 2000, respectively.

Net Investment Income and Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows:

                                         Investment Income                  Realized Loss
                                     --------------------------------------------------------
                                       2001             2000             2001           2000
                                     --------------------------------------------------------
     Fixed maturities                $  2,302         $  2,222          $ (302)        $ (727)
     Short-term investments               146              100
                                     --------------------------------------------------------
                                        2,448            2,322          $ (302)        $ (727)
                                                                        =====================
     Expenses                             (30)             (30)
                                     -------------------------
     Net investment income           $  2,418         $  2,292
                                     =========================

                       FIRST FORTIS LIFE INSURANCE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           MARCH YEAR-TO-DATE 2001 COMPARED TO MARCH YEAR-TO-DATE 2000

REVENUES

First Fortis (the Company) life insurance premiums decreased during the first three months of 2001, as compared to the same period in 2000 due to an increase in the level of group life accidental death premium ceded in 2001. Group disability and dental sales account for the increase in accident and health premiums. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 54%, 46%, and 0%, respectively, of total first quarter group accident and health premium in 2001 compared to 51%, 47%, and 2%, respectively, in 2000. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS

First quarter year-to-date 2001 life benefits as compared to premium were lower than 2000 and is attributed to higher 2000 paid claim activity and reserve increases. First quarter year-to-date 2001 accident and health benefits as compared to premium were lower than the same period in 2000 due primarily to 2000 losses paid and additional reserves established for the discontinued group medical business.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium remained flat at 21% from 2001 to 2000. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of March 31, 2001, 98% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

REGULATION

The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

EVENTS SUBSEQUENT

On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Fortis Financial Group division (the "Division") to The Hartford Financial Services Group ("The Hartford"). The Division includes, among other blocks of business, certain individual life insurance policies (including variable universal life insurance policies) and all annuity contracts (collectively, the "Insurance Contracts") written by the Company. Certain of the Insurance Contracts permit investment in, among other investment options, various series of the Fortis Series Fund (the "Fund").

To effect the sale as it relates to the Company, Hartford Life Insurance Company, an indirect wholly owned subsidiary of The Hartford, reinsured the Insurance Contracts on a 100% coinsurance basis and agreed to administer the Insurance Contracts going forward. Also as part of the Sale, Hartford Life and Accident Insurance Company purchased 100% of the outstanding stock of Fortis Advisers, Inc. ("Fortis Advisers"), which is the investment adviser for the Fund. The Sale also included 100% of the outstanding stock of Fortis Investors, Inc., which is a wholly owned subsidiary of Fortis Advisers and acts as principal distributor for the Fund. Fortis and the Company received in connection with the Sale aggregate cash consideration of approximately $1.15 billion from The Hartford and its affiliates.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on February 8, 2001 to announce the agreement by Fortis, Inc. to sell the Fortis Financial Group to The Hartford as discussed above in "Events Subsequent."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)


/s/ Larry M. Cains
-----------------------------------
Larry M. Cains
Treasurer
Date: May 14, 2001