Form 10-Q
period 2001-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2001-08-10
CIK 914804

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 333-14761

                      FIRST FORTIS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

            NEW YORK                                 13-2699219
(State or other jurisdiction of                (IRS Identification No.)
 incorporation or organization)



308 MALTBIE STREET, SUITE 200, SYRACUSE, NY             13204
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

                      FIRST FORTIS LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          2001           2000
                                                                      -----------    ------------
                                                                      (UNAUDITED)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost 2001
     -- $119,452; 2000 - $130,242)                                      $120,067       $129,784
   Policy loans                                                                6              4
   Short-term investments                                                 29,344          9,450
                                                                        --------       --------
                                                                         149,417        139,238

Cash and cash equivalents                                                  3,257          1,659

Receivables:
   Uncollected premiums, less allowance (2001 and 2000 -- $100)
                                                                           2,394          3,417
   Reinsurance recoverable on unpaid and paid losses                      46,387         36,761
   Other                                                                     875          1,267
                                                                        --------       --------
                                                                          49,656         41,445

Accrued investment income                                                  1,953          2,215
Deferred policy acquisition costs                                            179          4,127
Property and equipment at cost, less accumulated
   depreciation (2001 -- $1,752; 2000 -- $1,732)                              58             78
Deferred federal income taxes                                              6,763          3,283
Goodwill, less accumulated amortization (2001 -- $ 483;
    2000 - $460)                                                             347            370
Assets held in separate accounts                                          69,582         73,582
                                                                        --------       --------
Total assets                                                            $281,212       $265,997
                                                                        ========       ========

                      FIRST FORTIS LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                     (In thousands, except per share data)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          2001           2000
                                                                      -----------    ------------
                                                                      (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
Policy reserves and liabilities:
   Future policy benefit reserves:
     Life insurance                                                     $ 30,818       $ 32,443
     Interest sensitive and investment products                            5,221          4,916
     Accident and health                                                  80,827         76,830
                                                                        --------       --------
                                                                         116,866        114,189

   Unearned revenues                                                       9,784         10,058
   Other policy claims and benefits payable                               11,447         14,205
   Income taxes payable                                                    4,844          1,035
   Deferred gain on reinsurance transactions                              13,507          2,086
   Liabilities related to separate accounts                               69,582         73,582
                                                                        --------       --------
Total policy reserves and liabilities                                    234,673        222,619


Shareholder's equity:
   Common stock, $20 par value:
     authorized, issued and outstanding shares -- 100,000                  2,000          2,000
   Additional paid-in capital                                             37,440         37,440
   Retained earnings                                                       6,687          4,223
   Accumulated other comprehensive income (loss)                             412           (285)
                                                                        --------       --------
Total shareholder's equity                                                46,539         43,378
Total policy reserves, liabilities and shareholder's equity             $281,212       $265,997
                                                                        ========       ========

See accompanying notes.

                      FIRST FORTIS LIFE INSURANCE COMPANY
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      ------------   ------------
                                                                      (UNAUDITED)
REVENUES
Insurance operations:
   Life insurance premiums                                              $ 10,406       $ 12,083
   Interest sensitive and investment product policy charges                  378            210
   Accident and health insurance premiums                                 20,144         19,622
                                                                        --------       --------
                                                                          30,928         31,915

Net investment income                                                      4,822          4,638
Realized losses on investments                                              (412)        (1,078)
Other income                                                               1,059            829
                                                                        --------       --------
Total revenues                                                            36,397         36,304

BENEFITS AND EXPENSES
Benefits to policyholders:
   Life insurance                                                          6,773         11,116
   Interest sensitive and investment products                                478            225
   Accident and health claims                                             15,864         16,747
                                                                        --------       --------
                                                                          23,115         28,088

Amortization of deferred policy acquisition costs                            165            146
Insurance commissions                                                      2,974          2,106
General and administrative expenses                                        6,352          6,325
                                                                        --------       --------
Total benefits and expenses                                               32,606         36,665
                                                                        --------       --------
Income (loss) before federal income taxes                                  3,791           (361)

Income taxes expense (benefits)
Current                                                                    5,182          1,328
Deferred                                                                  (3,855)        (1,454)
                                                                        --------       --------
                                                                           1,327           (126)
                                                                        --------       --------
Net income (loss)                                                          2,464           (235)

Other comprehensive income (loss):
Unrealized gain (loss) on investments                                        697           (549)
                                                                        --------       --------
Comprehensive income (loss)                                             $  3,161       $   (784)
                                                                        ========       ========

See accompanying notes

                      FIRST FORTIS LIFE INSURANCE COMPANY
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      ------------   ------------
                                                                      (UNAUDITED)
REVENUES
Insurance operations:
   Life insurance premiums                                              $  4,910       $  5,657
   Interest sensitive and investment product policy charges                   --            165
   Accident and health insurance premiums                                 10,246         10,448
                                                                        --------       --------
                                                                          15,156         16,270

Net investment income                                                      2,404          2,346
Realized losses on investments                                              (110)          (351)
Other income                                                                 819            508
                                                                        --------       --------
Total revenues                                                            18,269         18,773

BENEFITS AND EXPENSES
Benefits to policyholders:
   Life insurance                                                          2,321          4,974
   Interest sensitive and investment products                                 --            167
   Accident and health claims                                              8,603          8,949
                                                                        --------       --------
                                                                          10,924         14,090

Amortization of deferred policy acquisition costs                              6             61
Insurance commissions                                                      1,657            873
General and administrative expenses                                        3,094          3,069
                                                                        --------       --------
Total benefits and expenses                                               15,681         18,093
                                                                        --------       --------
Income (loss) before federal income taxes                                  2,588            680

Income taxes expense (benefits)
Current                                                                    4,871            709
Deferred                                                                  (3,965)          (471)
                                                                        --------       --------
                                                                             906            238
                                                                        --------       --------
Net income (loss)                                                          1,682            442

Other comprehensive income:
Unrealized loss on investments                                            (1,124)          (739)
                                                                        --------       --------
Comprehensive income (loss)                                             $    558       $   (297)
                                                                        ========       ========

See accompanying notes

                      FIRST FORTIS LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                           (In thousands, Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                       $  2,464       $   (235)
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     (Decrease) increase in future policy benefit reserves and other
       policy claims and benefits                                           (398)         7,074
     Provision for deferred federal income taxes                          (3,856)        (1,454)
     Increase (decrease) in federal income taxes                           3,809           (508)
     Increase (decrease) in other liabilities                              1,179         (3,949)
     Depreciation, amortization and accretion                              3,991            441
     Amortization of investment premiums, net                                (87)            17
     Amortization of gain on reinsurance transactions                     11,421             --
     Decrease in uncollected premiums, accrued investment income and
       other                                                               1,677            612
     Increase in reinsurance recoverable                                  (9,626)        (3,470)
     Net realized loss on investments                                        412          1,078
                                                                        --------       --------
Cash provided by (used in) Operating Activities                           10,986           (393)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                  (26,840)       (29,821)
Sales or maturities of fixed maturity investments                         37,303         29,555
Decrease (increase) in equity securities and short-term investments
                                                                         (19,894)        (2,610)
                                                                        --------       --------
Net cash used in investing activities                                     (9,431)        (2,876)

FINANCING ACTIVITIES
Activities related to investment products:
     Considerations received                                               1,863          2,609
     Surrenders and death benefits                                        (1,904)        (2,151)
     Interest credited to policyholders                                       84            149
                                                                        --------       --------
Net cash provided by financing activities                                     43            607

Increase (decrease) in cash                                                1,598         (2,662)
Cash and cash equivalents at beginning of period                           1,659          4,562
                                                                        --------       --------
Cash and cash equivalents at end of period                              $  3,257       $  1,900
                                                                        ========       ========

See accompanying notes

                      FIRST FORTIS LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                           (In thousands, Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      ------------   ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Assets and liabilities transferred in reinsurance transactions:
Non-cash Assets ceded:
     Compensation for ceded liabilities                                 $(15,000)      $     --
     Other assets                                                         (1,623)            --
     Deferred acquisition costs                                           (3,957)            --
                                                                        --------       --------
Total value of assets ceded                                             $(20,580)
                                                                        ========       ========

Non-cash liabilities ceded:
     Ceding commission                                                  $ 15,000       $     --
     Future policy benefit reserves                                        7,125             --
     Other liabilities                                                      (182)            --
                                                                        --------       --------
Total liabilities ceded                                                 $ 21,943
                                                                        ========       ========

See accompanying notes

                      FIRST FORTIS LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                           (In thousands, Unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 2001 and the related statement of income for the six months ended June 30, 2001 and 2000, and cash flow for the six months ended June 30, 2001 and 2000.

Income tax payments for the six months ended June 30, 2001 and June 30, 2000 were $1,373 and $1,836 respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 2001 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at June 30, 2001 (in thousands):

                                                      Gross        Gross
                                      Amortized    Unrealized   Unrealized     Fair
                                         Cost         Gain         Loss        Value
                                      ----------   ----------   ----------   ----------
Fixed Income Securities:
   Governments                         $ 19,278     $    251     $    202     $ 19,327
   Public utilities                      13,495          199          361       13,333
   Industrial and miscellaneous          86,679        2,007        1,279       87,407
                                       --------     --------     --------     --------
Total                                  $119,452     $  2,457     $  1,842     $120,067
                                       ========     ========     ========     ========

                      FIRST FORTIS LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                           (In thousands, Unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at June 30, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized         Fair
                                                           Cost           Value
                                                        ---------       --------
Due in one year or less                                  $  6,278       $  6,334
Due after one year through five years                      23,265         23,965
Due after five years through ten years                     45,573         45,457
Due after ten years                                        44,336         44,311
                                                         --------       --------
Total                                                    $119,452       $120,067
                                                         ========       ========


Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30, 2001 and 2000 were $37,303 and $29,555 respectively. Gross gains of $914 and $38 and gross losses of $1,326 and $1,116 were realized on sales during the six-month period ended June 30, 2001 and 2000, respectively.

Net Investment Income and Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows:

                                     Investment Income         Realized Loss
                                    -------------------     -------------------
                                      2001        2000        2001        2000
                                    -------     -------     -------     -------
Fixed maturities                    $ 4,526     $ 4,444     $  (412)    $(1,078)
Short-term investments                  373         254          --          --
                                    -------     -------     -------     -------
                                      4,899       4,698     $  (412)    $(1,078)
Expenses                                (77)        (60)    =======     =======
                                    -------     -------
Net investment income               $ 4,822     $ 4,638
                                    =======     =======

                       FIRST FORTIS LIFE INSURANCE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           JUNE YEAR-TO-DATE 2001 COMPARED TO JUNE YEAR-TO-DATE 2000


REVENUES

First Fortis (the Company) life insurance premiums decreased during the first six months of 2001, as compared to the same period in 2000 due to an increase in the level of group life accidental death premium ceded in 2001. Group disability and dental sales account for the increase in accident and health premiums. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 54%, 46%, and 0%, respectively, of total first half group accident and health premium in 2001 compared to 51%, 47%, and 2%, respectively, in 2000. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses of $0.4 million for the first six months of 2001 as compared to net capital losses of $1.1 million for the same period of 2000.


BENEFITS

Second quarter year-to-date 2001 life benefits as compared to premium were lower than 2000 and is attributed to higher 2000 paid claim activity and reserve increases. Second quarter year-to-date 2001 accident and health benefits as compared to premium were lower than the same period in 2000 due primarily to 2000 losses paid and additional reserves established for the discontinued group medical business.


EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expenses as a percent of premium remained flat at 20% from 2001 to 2000. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of June 30, 2001, 98% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.   None

          b. A Form 8-K was filed April 16, 2001, wherein the sale of certain individual life insurance policies and annuity contracts were reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)

/s/ Larry M. Cains
---------------------------------------
Larry M. Cains
Treasurer
Date: August 14, 2001