Form 10-Q
period 2001-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 2001-11-14
CIK 914804

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                        Commission file number 333-14761

                      FIRST FORTIS LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW YORK                                     13-2699219
  --------------------------------                  ------------------------
  (State or other jurisdiction of                   (IRS Identification No.)
   incorporation or organization)


308 MALTBIE STREET, SUITE 200, SYRACUSE, NY                 13204
-------------------------------------------               ----------
 (Address of principal executive offices)                 (Zip code)

        Registrant's telephone number, including area code: 315-451-0066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ----      ----

================================================================================

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)


                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 2001               2000
                                                             ------------       ------------
                                                              (UNAUDITED)
ASSETS
Investments:
  Fixed maturities, at fair value (amortized cost 2001--
    $116,104; 2000--$130,242)                                   $119,907        $129,784
  Policy loans                                                         7               4
  Short-term investments                                          34,644           9,450
                                                                --------        --------
                                                                 154,558         139,238

Cash and cash equivalents                                          2,152           1,659

Receivables:
  Uncollected premiums, less allowance (2001 and 2000--
    $100)                                                          2,908           3,417
  Reinsurance recoverable on unpaid and paid losses               47,787          36,761
  Other                                                              194           1,267
                                                                --------        --------
                                                                  50,889          41,445

Accrued investment income                                          2,054           2,215
Deferred policy acquisition costs                                    169           4,127
Property and equipment at cost, less accumulated
  depreciation (2001-- $1,564; 2000--$1,732)                          49              78
Deferred federal income taxes                                      6,020           3,283
Goodwill, less accumulated amortization (2001--$ 495;
    2000--$460)                                                      335             370
Assets held in separate accounts                                  61,161          73,582
                                                                --------        --------
Total assets                                                    $277,387        $265,997
                                                                ========        ========

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share data)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

Policy reserves and liabilities:
  Future policy benefit reserves:
    Life insurance                                              $ 31,681        $  32,443
    Interest sensitive and investment products                     4,319            4,916
    Accident and health                                           81,663           76,830
                                                                --------         --------
                                                                 117,663          114,189

  Unearned revenues                                                9,955           10,058
  Other policy claims and benefits payable                        10,951           14,205
  Income taxes payable                                             6,904            1,035
  Other Liabilities                                                7,029            7,464
  Deferred gain on reinsurance transactions                       12,875            2,086
  Liabilities related to separate accounts                        61,161           73,582
                                                                --------         --------
Total policy reserves and liabilities                            226,538          222,619


Shareholder's equity:
  Common stock, $20 par value:
    authorized, issued and outstanding shares -- 100,000           2,000            2,000
  Additional paid-in capital                                      37,440           37,440
  Retained earnings                                                8,924            4,223
  Accumulated other comprehensive income (loss)                    2,485             (285)
                                                                --------         --------
Total shareholder's equity                                        50,849           43,378

                                                                --------         --------
Total policy reserves, liabilities and shareholder's equity     $277,387         $265,997
                                                                ========         ========


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 2001           2000
                                                              -----------     --------
                                                              (UNAUDITED)
REVENUES

Insurance operations:
  Life insurance premiums                                      $  15,419     $  18,688
  Interest sensitive and investment product policy charges           378           268
  Accident and health insurance premiums                          29,852        29,093
                                                               ---------     ---------
                                                                  45,649        48,049

Net investment income                                              7,154         6,886
Realized losses on investments                                      (355)       (1,821)
Other income                                                       1,776         1,354
                                                               ---------     ---------
Total revenues                                                    54,224        54,468

BENEFITS AND EXPENSES Benefits to policyholders:
  Life insurance                                                  10,529        14,785
  Interest sensitive and investment products                         479           338
  Accident and health claims                                      21,953        22,000
                                                               ---------     ---------
                                                                  32,961        37,123

Amortization of deferred policy acquisition costs                    180           242
Insurance commissions                                              4,654         4,428
General and administrative expenses                                9,195         9,564
                                                               ---------     ---------
Total benefits and expenses                                       46,990        51,357
                                                               ---------     ---------
Income before federal income taxes                                 7,234         3,111

Income taxes expense (benefits)
Current                                                            6,760         2,680
Deferred                                                          (4,228)       (1,591)
                                                               ---------     ---------
                                                                   2,532         1,089
                                                               ---------     ---------
Net income                                                         4,702         2,022

Other comprehensive income:
Unrealized gain on investments                                      2769           907
                                                               ---------     ---------
Comprehensive income                                           $   7,471     $   2,929
                                                               =========     =========

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                 2001           2000
                                                               ---------     ---------
                                                              (UNAUDITED)
REVENUES

Insurance operations:
  Life insurance premiums                                      $   5,013     $   6,605
  Interest sensitive and investment product policy charges            --            58
  Accident and health insurance premiums                           9,708         9,471
                                                               ---------     ---------

                                                                  14,721        16,134

Net investment income                                              2,332         2,248
Realized losses on investments                                        57          (743)
Other income                                                         717           525
                                                               ---------     ---------
Total revenues                                                    17,827        18,164

BENEFITS AND EXPENSES Benefits to policyholders:
  Life insurance                                                   3,756         3,669
  Interest sensitive and investment products                           1           113
  Accident and health claims                                       6,089         5,253
                                                               ---------     ---------
                                                                   9,846         9,035

Amortization of deferred policy acquisition costs                     15            96
Insurance commissions                                              1,680         2,322
General and administrative expenses                                2,843         3,239
                                                               ---------     ---------
Total benefits and expenses                                       14,384        14,692
                                                               ---------     ---------
Income before federal income taxes                                 3,443         3,472

Income taxes expense (benefits)
Current                                                            1,578         1,352
Deferred                                                            (373)         (137)
                                                               ---------     ---------
                                                                   1,205         1,215
                                                               ---------     ---------
Net income                                                         2,238         2,257

Other comprehensive income:
Unrealized loss on investments                                     2,073         1,456
                                                               ---------     ---------
Comprehensive income                                           $   4,311     $   3,713
                                                               =========     =========


See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)


                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ------------------------
                                                                 2001           2000
                                                               ---------     ----------
OPERATING ACTIVITIES

Net income (loss)                                              $   4,702     $    2,022
Adjustments to reconcile net income to net cash provided by
      operating activities:
    (Decrease) increase in future policy benefit reserves,
      unearned premiums and other policy claims and
      benefits                                                    (1,514)         6,690
    Provision for deferred federal income taxes                   (4,228)        (1,591)
    Increase in federal income taxes                               5,869            779
    Decrease in other liabilities                                   (438)        (2,419)
    Depreciation, amortization and accretion                       4,022           (446)
    Amortization of investment premiums, net                        (146)            71
    Amortization of gain on reinsurance transactions              10,789            (61)
    Decrease (increase) in uncollected premiums, accrued
      investment income and other                                  1,743           (828)
    Increase in reinsurance recoverable                          (11,026)        (4,560)
    Net realized loss on investments                                 355          1,821
                                                               ---------      ---------
Cash provided by Operating Activities                             10,128          1,478

INVESTING ACTIVITIES
Purchases of fixed maturity investments                          (35,145)       (53,512)
Sales or maturities of fixed maturity investments                 49,073         48,005
Decrease (increase) in equity securities and short-term
  investments                                                    (25,194)         2,840
                                                               ---------      ---------
Net cash used in investing activities                            (11,266)        (2,667)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                          1,863          3,808
  Surrenders and death benefits                                     (316)        (3,343)
  Interest credited to policyholders                                  84            234
                                                               ---------      ---------
Net cash provided by financing activities                          1,631            699

Increase (decrease) in cash                                          493           (490)
Cash and cash equivalents at beginning of period                   1,659         (4,562)
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $   2,152      $   4,072
                                                               =========      =========


See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -------------------------
                                                                 2001             2000
                                                              ---------          ------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

Assets and liabilities transferred in reinsurance transactions:

Non-cash Assets ceded:
    Other assets                                              $  (1,623)         $   (7)
    Deferred acquisition costs                                   (3,957)           (816)
                                                              ---------          ------
Total value of assets ceded                                   $ (20,580)         $ (823)
                                                              =========          ======


Non-cash liabilities ceded:
    Future policy benefit reserves                            $   7,125          $  404
    Unearned Premium Reserves                                        --             505
    Other liabilities                                              (182)              9
                                                              ---------          ------
Total liabilities ceded                                       $  21,943          $  918
                                                              =========          ======












See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(In thousands, Unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2001 and the related statement of income for the nine months ended September 30, 2001 and 2000, and cash flow for the nine months ended September 30, 2001 and 2000.

Income tax payments for the nine months ended September 30, 2001 and September 30, 2000 were $891 and $1,901 respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2001 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at September 30, 2001 (in thousands):

                                                     Gross        Gross
                                     Amortized     Unrealized   Unrealized        Fair
                                       Cost           Gain         Loss          Value
                                     ---------     ----------   ----------     ---------
  Fixed Income Securities:
    Governments                      $  19,278        $   956   $       3      $  20,231
    Public utilities                    12,218            619         129         12,708
    Industrial and miscellaneous        84,608          3,705       1,345         86,968
                                     ---------        -------   ---------      ---------
Total                                $ 116,104        $ 5,280   $   1,477      $ 119,907
                                     =========        =======   =========      =========

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(In thousands, Unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at September 30, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized       Fair
                                                                Cost         Value
                                                             ---------      --------
 Due in one year or less                                      $  1,500      $  1,523
 Due after one year through five years                          23,465        24,844
 Due after five years through ten years                         46,297        47,549
 Due after ten years                                            44,842        45,991
                                                              --------      --------
 Total                                                        $116,104      $119,907
                                                              ========      ========


 Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 2001 and 2000 were $49,073 and $48,005 respectively. Gross gains of $1,096 and $164 and gross losses of $1,451 and $1,985 were realized on sales during the nine-month period ended September 30, 2001 and 2000, respectively.

 Disposal of Fortis Financial Group (the "Division"): On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Division to Hartford Life Insurance Company ("The Hartford"). The Division includes, among other blocks of business, certain individual life insurance policies (including variable universal life insurance policies) and all annuity contracts (collectively, the "Insurance Contracts") written by First Fortis Life Insurance Company (the "Company"). Certain of the Insurance Contracts permit investment in, among other investment options, various series of the Fortis Series Fund.

 To effect the Sale as it relates to the Company, The Hartford reinsured the Insurance Contracts on a 100% coinsurance basis, (or a 100% modified coinsurance basis for some of the block) and agreed to administer the Insurance Contracts going forward. The Company received in connection with the Sale aggregate cash consideration of approximately $10 million from The Hartford. A deferred gain of $ 10.8 million resulted from this transaction.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(In thousands, Unaudited)



 Net Investment Income and Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows:

                                       Investment Income            Realized Loss
                                   ----------------------         ------------------
                                     2001           2000           2001       2000
                                    ------         ------         -----     -------
 Fixed maturities                   $6,622         $6,572         $(355)    $(1,821)
 Short-term investments                656            404            --          --
                                    ------         ------         -----     -------
                                     7,278          6,976         $(355)    $(1,821)
                                                                  =====     =======
 Expenses                             (124)           (90)
                                    ------         ------
 Net investment income              $7,154         $6,886
                                    ======         ======

                       FIRST FORTIS LIFE INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

       SEPTEMBER YEAR-TO-DATE 2001 COMPARED TO SEPTEMBER YEAR-TO-DATE 2000


REVENUES

First Fortis (the Company) life insurance premiums decreased during the first nine months of 2001, as compared to the same period in 2000 due to an increase in the level of group life accidental death premium ceded in 2001. Group disability and dental sales account for the increase in accident and health premiums. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 55%, 45%, and 0%, respectively, of total group accident and health premium in the first nine months in 2001 compared to 53%, 46%, and 1%, respectively, in 2000. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses of $0.4 million for the first nine months of 2001 as compared to net capital losses of $1.8 million for the same period of 2000.

BENEFITS

Third quarter year-to-date 2001 life benefits as compared to premium were lower than 2000 and is attributed to higher 2000 paid claim activity and reserve increases. Third quarter year-to-date 2001 accident and health benefits as compared to premium were lower than the same period in 2000 due primarily to 2000 losses paid and additional reserves established for the discontinued group medical business.

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

MARKET RISK AND RISK MANAGEMENT

Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity portfolio generally increases when interest rates decrease, and decreases when interest rates increase.

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

The Company has no long or short term debt. As of September 30, 2001, 99% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

REGULATION

The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

EVENTS SUBSEQUENT

First Fortis Life Insurance Company, a New York insurance company ("FFLIC"), has entered into an agreement with Bankers American Life Assurance Company, a New York insurance company ("BALAC"), to purchase the issued and outstanding shares of common stock of BALAC for approximately $32 million. Immediately following such stock purchase, BALAC will merge into FFLIC, with FFLIC as the surviving corporation. The transaction is being completed as part of an internal reorganization being effected by Fortis, Inc. with respect to certain of its life and health insurance companies.

As of September 30, 2001, BALAC had statutory assets of approximately $66 million statutory liabilities of approximately $31 million, and statutory surplus of approximately $35 million. The Company anticipates that the transaction can be completed in the fourth quarter of 2001, subject to customary closing conditions.

                           PART II. OTHER INFORMATION


    Item 1.  Legal Proceedings

    None

    Item 2.  Changes in Securities

    None

    Item 3.  Defaults Upon Senior Securities

    None

    Item 4.  Submission of Matters to a Vote of Security Holders

    None

    Item 5.  Other Information

    None

    Item 6.  Exhibits and Reports on Form 8-K

             a.  None

             b.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this repot to be signed on its behalf by the undersigned thereunto duly authorized. First Fortis Life Insurance Company (Registrant)


/s/_______________________________________________
Larry M. Cains
Treasurer
Date:  November 14, 2001