Form 10-K405
period 2001-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2002-03-29
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                      /X/  Yes                      / /  No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    First Fortis is a New York corporation founded in 1971. It is qualified to sell life insurance and annuity contracts in New York. First Fortis is a wholly-owned subsidiary of Fortis, Inc., which is itself indirectly owned 50% by Fortis N.V. and 50% by Fortis SA/NV. Fortis, Inc. manages the United States operations for these two companies. The Company was acquired by the current owners on March 24, 1989, to enable the Fortis group of companies the ability to distribute their products to the New York State marketplace.

    Fortis N.V. is a diversified financial services company headquartered in Utrecht, The Netherlands, where its insurance operations began in 1847. Fortis SA/NV is a diversified financial services company headquartered in Brussels, Belgium, where its insurance operations began in 1824. Fortis N.V. and Fortis SA/NV have merged their operating companies under the trade name of Fortis. The Fortis group of companies is active in insurance, banking and financial services, and real estate development in The Netherlands, Belgium, the United States, Western Europe, and the Pacific Rim.

    We offer and sell insurance products, including fixed and variable annuity contracts, and group life, accident and health insurance policies. We market our products to small business and individuals through a network of independent agents, brokers, and financial institutions.

    All of the guarantees and commitments under the contracts are general obligations of First Fortis, regardless of whether you have allocated the contract value to the Variable Account or to the fixed account. None of First Fortis' affiliated companies has any legal obligation to back First Fortis' obligations under the contracts.

    Effective April 1, 2001, First Fortis contracted the administrative servicing obligations for the contracts to Hartford Life Insurance Company ("Hartford Life"), a subsidiary of The Hartford Financial Services Group. Although First Fortis remains responsible for all contract terms and conditions, Hartford Life is responsible for servicing the contracts, including the payment of benefits, oversight of investment management (i.e., the available investment portfolio) and overall contract administration. This was part of a larger transaction whereby Hartford Life reinsured all of the individual life insurance and annuity business of First Fortis.

    The Company seeks to compete primarily on the basis of customer service, product design, and, in the case of variable products the investment results achieved. Many other insurance companies compete with the Company in each of its markets, including on the basis of price. Many of these companies, which include some of the largest and best known insurance companies, have considerably greater resources than the Company.

    The Company is subject to regulation and supervision by the insurance departments of the states in which it is licensed to do business. This regulation covers a variety of areas, including benefit reserve requirements, adequacy of insurance company capital and surplus, various operational standards, and accounting and financial reporting procedures. the Company's operations and accounts are subject to periodic examination by insurance regulatory authorities.

    Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed up to prescribed limits for insurance contract losses, if covered, incurred by insolvent companies. The amount of any future assessments of the Company under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

    Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Federal measures that may adversely affect the insurance business include health care reform, employee benefit regulation, controls on medicare costs and medical entitlement programs, tax law changes affecting the taxation of insurance companies or of insurance products, changes in the relative desirability of various personal investment vehicles, and removal of impediments on the entry of banking institutions into the business of insurance.

    Pursuant to state insurance laws and regulations, the Company is obligated to carry on its books, as liabilities, reserves to meet its obligations under outstanding insurance contracts. These reserves are based on assumptions about, among other things, future claims experience and investment returns. Neither the reserve requirements nor the other aspects of state insurance regulation provide absolute protection to holders of insurance contracts, if the Company were to incur claims or expenses at rates significantly higher than expected or significant unexpected losses on its investments.

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

    A meeting was held on May 4, 2001 in which the current directors of the Company were elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial data of First Fortis. This summary has been derived in part from the financial statements of First Fortis included elsewhere in this prospectus. You should read the following along with these financial statements.

                                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                       (IN THOUSANDS)                             2001      2000        1999        1998        1997
                       --------------                             ----      ----        ----        ----        ----
INCOME STATEMENT DATA
  Premiums..................................................   $ 62,266   $ 64,753    $ 60,213    $ 54,764    $ 51,846
  Net investment income.....................................     10,006      9,330       8,564       8,187       7,907
  Realized investment gains (losses)........................     (1,722)    (1,883)       (123)      1,436         361
  Other income..............................................      2,715      1,032         638         889         682
                                                               --------   --------    --------    --------    --------
     TOTAL REVENUES.........................................   $ 73,265   $ 73,232    $ 69,292    $ 65,276    $ 60,796
                                                               ========   ========    ========    ========    ========
  Benefits and expenses.....................................   $ 61,200   $ 66,469    $ 66,194    $ 61,477    $ 60,983
  Income tax expense (benefit)..............................      4,241      2,416       1,032       1,347         (63)
     Net income (loss)......................................      7,824      4,347       2,066       2,452        (124)
BALANCE SHEET DATA
  Total assets..............................................   $368,376   $265,997    $248,252    $217,502    $170,898
  Total liabilities.........................................    314,674    222,619     212,316     177,476     133,817
  Total shareholder's equity................................     59,300     43,378      35,936      40,026      37,081


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              2001 COMPARED TO 2000

On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Fortis Financial Group division (the "Division") to Hartford Life Insurance Company ("The Hartford"). The Division includes, among other blocks of business, certain individual life insurance policies and annuity contracts (collectively, the "Insurance Contracts") written by First Fortis Life Insurance Company (the "Company").

To effect the Sale as it relates to the Company, The Hartford reinsured the Insurance Contracts on a 100% coinsurance basis (or a 100% modified coinsurance basis for some of the block) and agreed to administer the Insurance Contracts going forward. The Company received in connection with the Sale aggregate cash consideration of approximately $15 million from The Hartford. The reinsurance transaction resulted in a gain of $10 million which was deferred and will be amortized into income at the rate that earnings from the business sold would have been expected to emerge.

On November 30, 2001, First Fortis Life Insurance Company ("FFLIC") acquired 100% of the issued and outstanding common stock of Bankers American Life Assurance Company ("BALAC") from American Bankers Insurance Group, Inc. ("ABIG") for a total purchase price of $32 million. FFLIC paid the purchase price in cash using internally generated working capital.

Also on November 30, 2001, and immediately following the stock purchase described above, BALAC merged with and into FFLIC, with FFLIC as the surviving corporation (the "Merger"). No consideration was exchanged in the Merger.

Both ABIG and FFLIC are wholly owned subsidiaries of Fortis, Inc., a Nevada corporation that serves as a holding company for insurance and related business in the U.S. FFLIC is, and BALAC was immediately prior to the Merger, a New York life insurance company engaged in life and other lines of insurance business in the State of New York. Fortis, Inc. determined that it was advisable to combine the assets and operations of FFLIC and BALAC, so that it would have only one New York-domiciled life insurance company. BALAC's assets, liabilities and obligations, which have been transferred to FFLIC by operation of law as a result of the Merger, consist primarily of outstanding insurance policies written in the State of New York, and the related reserve assets, liabilities and obligations.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products ("Insurance Products"). The Company will reinsure these Insurance Products on a 100% coinsurance basis and perform administration of such Insurance Products. The Company paid $2.5 million for the business and recorded $1.6 million of goodwill in the transaction.


REVENUES

The Company's life insurance is principally group life business and the premium decreased from 2000 to 2001. This decrease is a result of lower persistency and sales coupled with additional ceding premium paid to ceding companies in 2001 for higher coverage levels. Accident and health premiums increased during 2001 as compared to 2000 due to strong group dental sales. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 55%, 45%, and 0%, respectively, of total group accident and health premium in 2001 compared to 52%, 47%, and 1%, respectively, in 2000. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities.


BENEFITS

The ratio of life benefits to premium decreased in 2001 to 62% from 74% in 2000 primarily due to additional reinsurance coverage purchased in 2001. The accident and health benefits as a percent of premium decreased to 71% in 2001 from 73% in 2000. This decrease is due to a decline in the dental benefit to premium ratio as this line continues to see improved experience. The disability income line maintained a 72% benefit to premium ratio from 2000 to 2001.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium ratio decreased from 20% in 2000 to 19% in 2001. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.


                             2000 COMPARED TO 1999

REVENUES

First Fortis (the Company) life insurance is principally group life business and the premium remained consistent from 1999 to 2000. Accident and health premiums increased during 2000 as compared to 1999 due to strong group disability and dental sales. Accident and health premiums are principally composed of group accident and health coverages. Dental, disability income, and medical premium represented 52%, 47%, and 1%, respectively, of total group accident and health premium in 2000 compared to 48%, 46%, and 6%, respectively, in 1999. The decrease in the group medical premium as a percent of the total group accident and health premium is due to the run-out of a block of business that discontinued sales in 1996.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2000 and 1999 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS

The ratio of life benefits to premium decreased in 2000 to 74% from 77% in 1999 due to more favorable mortality experience during 2000 in the group life line. The decrease in accident and health benefits as a percent of premium to 73% in 2000 from 80% in 1999 is primarily due to both the dental and disability income lines. The decrease in the dental benefit to premium ratio is due to higher premium volume in 2000 along with favorable dental experience. The decrease in the disability income benefit to premium ratio is due to a slightly higher premium volume in 2000 as well as improved experience during the year.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense decreased $0.6 million from 1999 to 2000. Decreases in salary related expenses, banking fees and depreciation costs account for this decrease. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of December 31, 2001, 98% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements attached hereto as Exhibit No. 99 are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





Robert S. Pollock, 47       President, Chief Executive Officer and Chairman of
Director since 1995          the Board; President and Chief Executive Officer of
                             Fortis Benefits Insurance Company

Larry M. Cains, 55          Treasurer; Senior Vice President of Fortis, Inc.
Director since 1995

Terry J. Kryshak, 51        Senior Vice President and Chief Administrative Officer
Director Since 1991

Allen R. Freedman, 62       Past CEO and Chairman of the Board of Fortis, Inc.
Director since 1989

Dale Edward Gardner, 71     President, Gardner & Bull
Director Since 1989

Kenneth W. Nelson, 80       President, Tech Products, Inc.
Director Since 1989

Clarence Elkus Galston, 92  Attorney at Law
Director Since 1989

Esther L. Nelson 49         General Director/CEO, Glimmerglass Opera since 1996; before that,
Director since 1999          General Director/CEO of Nevada Opera

Barbara R. Hege, 58         Assistant Treasurer and Chief Financial Officer
Director since 1999

Katherine L. Greenzang, 37  Secretary; Senior Vice President-Legal of Fortis, Inc.

Barbara R. Hege, 58         Chief Financial Officer; Senior Vice President-Finance
                            of Fortis, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE



                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL         ALL OTHER
                                                              SALARY       BONUS      COMPENSATION       COMPENSATION (1)
NAME AND PRINCIPAL POSITION                        YEAR         ($)         ($)            ($)                ($)
-----------------------------------------------  ---------  -----------  ---------  -----------------   -----------------

Robert B. Pollock..............................       2001  $         0  $       0      $       0        $       0
  President                                           2000            0          0              0                0

Terry J. Kryshak...............................       2001      134,000     53,200              0           13,104
  Senior Vice President and                           2000      127,000     40,260              0            9,600
  Chief Administrative Officer                        1999      122,000     30,645              0            9,159



(1) This column includes contributions made by First Fortis for the year for the benefit for the named individual to defined contribution retirement plans.

    As additional compensation to its employees and executive officers, First Fortis has has established the Fortis Pension Plan and the Fortis Executive Pension Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of Average Annual compensation above the employee's social security covered compensation up to $235,840, as adjusted by an index, multiplied by the employee's years of credited services.

    The following table illustrates the combined estimated life annuity benefit payable from the Fortis Pension Plan and the Fortis Executive Pension Plan to employees with the specified Final Average Salary and Years of Service upon retirement.

PENSION TABLE




        2001                                   YEARS OF SERVICE
      EARNINGS            10         15         20         25         30         35

      125,000             14,762     22,142     29,523     36,904     44,285     51,665
      150,000             18,012     27,017     36,023     45,029     54,035     63,040
      175,000             21,262     31,892     42,523     53,154     63,785     74,415
      200,000             24,512     36,767     49,023     61,279     73,535     85,790
      225,000             27,762     41,642     55,523     69,404     83,285     97,165
      250,000             31,012     46,517     62,023     77,529     93,035    108,540
      275,000             33,612     50,418     67,224     84,030    100,836    117,642
      285,000 +           33,872     50,808     67,744     84,680    101,616    118,552


    The table above excludes social security benefits. In general, for the purposes of these plans compensation includes salary and bonuses. The credited years of service with First Fortis for those individuals named in the Summary Compensation Table above are as follows: 2 and 10.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Reports of Independent Auditors

       Balance Sheets at December 31, 2001 and 2000

       Statements of Operations for the years ended December 31, 2001, 2000, and 1999

       Statements of Changes in Shareholder's Equity for the years ended December 31, 2001, 2000, and 1999

       Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

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

24. Power of Attorney for Messrs. Gardner, Nelson and Galston.
    (Incorporated by reference from Form N-4 Registration Statement, File No. 33-71686, of registrant and its Separate Account A filed on February 28, 1995.)

99. First Fortis Life Insurance Company Financial Statements.

(b)    Reports on Form 8-K filed in the fourth quarter of 2001

       On December 13, 2001 a form 8-K report was filed regarding the purchase of Bankers American Life Insurance Company and the merger of that company into First Fortis Life Insurance Company.

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2002.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:



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

              /s/   TERRY J. KRYSHAK
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                      Director

             /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

              /s/   BARBARA R. HEGE
      --------------------------------------------        Chief Financial Officer and Director
                    Barbara R. Hege

                           *
      --------------------------------------------        Director
                  Clarence E. Galston

                           *
      --------------------------------------------        Director
                  Dale Edward Gardner

                           *
      --------------------------------------------        Director
                 Kenneth Warwick Nelson


      --------------------------------------------        Director
                   Esther L. Nelson


*By              /s/ TERRY J. KRYSHAK
      --------------------------------------------
                   Terry J. Kryshak
                   ATTORNEY-IN-FACT
