Form 10-Q
period 2002-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2002-05-15
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2002            2001
                                                            ---------------------------------
                                                              (UNAUDITED)
ASSETS
Investments:
  Fixed maturities, at fair value (amortized cost 2002--
    $161,296; 2001--$158,417)                                   $158,373        $161,583
  Preferred Stock                                                  2,817           2,640
  Policy Loans                                                         7               6
  Short-term investments                                           3,883           6,601
  Real Estate and other investment                                   474             474
                                                            ---------------------------------
                                                                 165,554         171,304

Cash and cash equivalents                                          4,918           5,598

Receivables:
  Uncollected premiums, less allowance (2002 and 2001--
    $100)                                                          1,986           3,830
  Reinsurance recoverable on unpaid and paid losses              111,119         107,443
  Other                                                            2,863           3,274
  Inter company receivables                                        2,852           1,974
                                                            ---------------------------------
                                                                 118,820         116,521

Accrued investment income                                          2,613           2,488
Deferred policy acquisition costs                                  2,694           3,760
Property and equipment at cost, less accumulated
  depreciation (2002 - $1,743 ; 2001-- $1,729)                        46              60
Deferred federal income taxes                                      7,160           5,953
Goodwill, less accumulated amortization (2002 - $ 506;             1,949           1,949
2001--$ 506)
Assets held in separate accounts                                  64,710          66,341
                                                            ---------------------------------
Total assets                                                    $368,464        $373,974
                                                            =================================

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                            ---------------------------------
                                                               (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
  Policy reserves and liabilities
  Future policy benefit reserves:
    Life insurance                                              $ 66,048        $  65,123
    Interest sensitive and investment products                     5,010            5,010
    Accident and health                                           84,051           81,578
                                                            ---------------------------------
                                                                 155,109          151,711

  Unearned revenues                                               26,005           27,048
  Other policy claims and benefits payable                        30,886           31,877
  Income taxes payable                                             1,563            6,537
  Other liabilities                                               31,619           31,160
  Liabilities related to separate accounts                        64,710           66,341
                                                            ---------------------------------
Total policy reserves and liabilities                            309,892          314,674

Shareholder's equity:
  Common stock, $20 par value:
    Authorized, issued and outstanding shares -- 100,000           2,000            2,000
  Additional paid-in capital                                      43,006           43,006
  Retained earnings                                               13,642           12,047
  Accumulated other comprehensive income (loss)                      (76)           2,247
                                                            ---------------------------------
Total shareholder's equity                                        58,572           59,300

                                                            ---------------------------------
Total policy reserves, liabilities and shareholder's equity     $368,464         $373,974
                                                            =================================

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002          2001
                                                            ------------------------------
                                                              (UNAUDITED)
REVENUES
Insurance operations:
  Life insurance premiums                                       $  6,965      $  5,496
  Interest sensitive and investment product policy charges             -           378
  Accident and health insurance premiums                          12,255         9,898
                                                            ------------------------------
                                                                  19,220        15,772

Net investment income                                              2,776         2,418
Net realized gain (losses) on investments                             54          (302)
Other income                                                         639           240
                                                            ------------------------------
Total revenues                                                    22,689        18,128

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                                   4,666         4,452
  Interest sensitive and investment products                           2           478
  Accident and health claims                                       8,511         7,261
                                                            ------------------------------
                                                                  13,179        12,191

Amortization of deferred policy acquisition costs                  1,165           159
Insurance commissions                                              2,914         1,317
General and administrative expenses                                2,984         3,258
                                                            ------------------------------
Total benefits and expenses                                       20,242        16,925
                                                            ------------------------------
Income before federal income taxes                                 2,447         1,203

Income taxes expense
Current                                                              810           311
Deferred                                                              42           110
                                                            ------------------------------
                                                                     852           421
                                                            ------------------------------
Net income                                                         1,595           782

Other comprehensive income:
Unrealized (loss) gain on investments                             (2,323)        1,821
                                                            ------------------------------
Comprehensive (loss) income                                      $  (728)      $ 2,603
                                                            ==============================

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002           2001
                                                            -------------------------------
OPERATING ACTIVITIES
Net income                                                  $   1,595          $  782
Adjustments to reconcile net income to net cash used in
  operating activities:
    Increase (decrease) in future policy benefit reserves
      and other policy claims and benefits                      1,364             (14)
    Provision for deferred federal income taxes                    42             110
    (Decrease) increase in federal income taxes                (4,974)            288
    Decrease (increase) in other liabilities                    1,027          (4,473)
    Depreciation, amortization and accretion                    1,080              10
    Amortization of investment premiums, net                      (65)            (32)
    Amortization of gain on reinsurance transaction              (568)           (107)
    Decrease in uncollected premiums, accrued investment
      income and other                                          1,251           1,673
    Increase in reinsurance recoverable                        (3,676)         (1,733)
    Net realized (gain) loss on investments                       (54)            302
                                                            -------------------------------
Cash Used in Operating Activities                              (2,978)         (3,194)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                       (37,219)        (15,070)
Sales or maturities of fixed maturity investments              35,784          15,262
Decrease in equity securities and short-term investments        3,733           1,850
                                                            -------------------------------
Net Cash Provided By Investing Activities                       2,298           2,042

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                           -           1,863
  Surrenders and death benefits                                     -          (1,904)
  Interest credited to policyholders                                -              84
                                                            -------------------------------
Net Cash Provided By Financing Activities                           -              43

Decrease in cash                                                 (680)         (1,109)
Cash and cash equivalents at beginning of period                5,598           1,659
                                                            -------------------------------
Cash and cash equivalents at end of period                  $   4,918        $    550
                                                            ===============================

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(In thousands, Unaudited)

General: The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2002 and the related statement of income for the three months ended March 31, 2002 and 2001, and cash flow for the three months ended March 31, 2002 and 2001.

Income tax payments for the three months ended March 31, 2002 and March 31, 2001 were $5,784 and $23 respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2002 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at March 31, 2002 (in thousands):


                                                     Gross         Gross
                                     Amortized     Unrealized   Unrealized       Fair
                                       Cost           Gain         Loss         Value
                                  ---------------------------------------------------------
  Fixed Income Securities:
    Governments                      $  10,861        $   253   $     310      $  10,804
    Public utilities                    13,670            248         552         13,366
    Industrial and miscellaneous       136,765          2,821       2,566        137,020
                                  ---------------------------------------------------------
Total                                 $161,296         $3,322      $3,428       $161,190
                                  =========================================================

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(In thousands, Unaudited)

The amortized cost and fair value of available-for-sale investments in fixed maturities at March 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Amortized        Fair
                                                                 Cost          Value
                                                          ------------------------------
 Due in one year or less                                      $  6,018      $  6,104
 Due after one year through five years                          31,023        31,814
 Due after five years through ten years                         46,690        46,634
 Due after ten years                                            77,565        76,638
                                                          ------------------------------
 Total                                                        $161,296      $161,190
                                                          ==============================

 Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March 31, 2002 and 2001 were $35,783 and $15,262, respectively. Gross gains of $677 and $517 and gross losses of $623 and $819 were realized on sales during the three-month period ended March 31, 2002 and 2001, respectively.

 Effective as of November 30, 2001, the Company completed a statutory merger in which Bankers American Life Assurance Company, a New York insurance company (BALAC), merged with and into FFLIC (the Merger). The Merger was completed as part of an internal reorganization effected by Fortis, Inc. with respect to certain of its life and health insurance companies.

 Effective April 1, 2001, the Company entered into a reinsurance agreement with Hartford Life Insurance Company (Hartford) for the sale (the "Sale") of its Fortis Financial Group division (the Division). The Company ceded, among other blocks of business, certain individual life insurance policies and annuity contracts to Hartford.

 To effect the Sale as it relates to the Company, Hartford reinsured the Insurance contracts on a 100% co-insurance basis (or 100% modified co-insurance basis for some of the blocks) and agreed to administer the Insurance Contracts going forward. The Company received, in connection with the Sale, aggregate cash consideration of approximately $15,000 from The Hartford. The reinsurance transaction resulted in a gain of $10,457, which was deferred and will be amortized into income at the rate that earnings from the business sold would have been expected to emerge. The amount of gain amortized during the three months ended March 31, 2002 was $ 496.

 On December 31, 2001, the Company purchased (the Purchase) the Dental Benefits Division of Protective Life Corporation (Protective). The Purchase includes group dental, group life and group disability insurance products (Insurance Products). The Company will reinsure these Insurance Products on a 100% co-insurance basis and perform administration of such Insurance Products. The Company paid $2,500 for the business and recorded goodwill of $1,625 in the transaction.

 Net Investment Income and Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows:

                                    Investment Income          Realized Gain (Loss)
                              -------------------------------------------------------
                                     2002           2001           2002        2001
                              -------------------------------------------------------
 Fixed maturities                   $2,821         $2,302            $54      $(302)
 Short-term investments                 33            146
                              -------------------------------------------------------
                                     2,854          2,448            $54      $(302)
                                                           ==========================
 Expenses                              (78)           (30)
                              ------------------------------
 Net investment income              $2,776         $2,418
                              ==============================

                       FIRST FORTIS LIFE INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS MARCH 31, 2002 COMPARED TO MARCH 31, 2001


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


Revenues

The Company's life insurance premium increased from March 31, 2001 to March 31, 2002 principally due to additional premium levels associated with the merger. Life premiums are composed of group life and credit life business representing 60% and 40%, respectively of premium for the three months ended March 31, 2002; and 94% and 6% respectively of premium for the three months ended March 31, 2001. Accident and health premiums increased during the first quarter of 2002 as compared to the same period in 2001 primarily due to the merger as well as a 9% increase in dental premium. Offsetting this slightly, is a decrease in disability premium due to slower sales and decreases in persistency.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products (Insurance Products). The Company will reinsure these Insurance Products on a 100% co-insurance basis and perform administration of such Insurance Products. The Company paid $2.5 million for the business and recorded goodwill of $1.6 million in the transaction.

On April 1, 2001 the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. This business is reflected as interest sensitive and investment product policy charges of $0 and $0.4 million at March 31, 2002 and March 31, 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities.


BENEFITS

The total Company ratio of benefits to premium decreased in 2002 to 68.5% from 77.3% in 2001 primarily due to lower benefit to premium ratios on the merged credit business. Group life benefit to premium ratios increased to 90% at March 31, 2002 from 83% at March 31, 2001 as this line of business experienced unusually high mortality during the first three months of 2002. Higher group disability claim incidence and lower sales, persistency and terminations during the three months ended March 31, 2002 as compared to the same period in 2001 have resulted in an increase in a group disability benefit to premium ratio to 102% in 2002 from 85% in 2001.


EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium first quarter ratio decreased to 16% in 2002 from 21% in 2001. Shifts in the mix of business are the primary reason for this decrease as the merged credit business has a relatively low expense to premium ratio. In addition, the business reinsured and administered by the Hartford has a relatively high expense to premium ratio. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.


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

The Company has no long or short term debt. As of March 31, 2002, 98.6% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.



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

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

a.      None

b. On January 14, 2002, a form 8-K report was filed regarding the acquisition of Protective Life Corporation's Dental Benefits Division by Fortis, Inc. and certain of it's affiliates including the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. First Fortis Life Insurance Company (Registrant)

/s/ Larry Cains
____________________________
Larry M. Cains
Treasurer
Date:  May 15, 2002