Form 10-Q
period 2002-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2002-08-14
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)

                                                                             JUNE 30,       DECEMBER 31,
                                                                              2002              2001
                                                                         ---------------   ---------------
ASSETS                                                                     (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2002 - $161,296;     $       158,997   $       161,583
      2001 - $158,417)
    Preferred stock                                                                2,879             2,640
    Policy loans                                                                      15                 6
    Short-term investments                                                         2,194             6,601
    Real estate and other investment                                                 426               474
                                                                         ---------------   ---------------
                                                                                 164,511           171,304

Cash and cash equivalents                                                          3,535             5,598

Receivables:
    Uncollected premiums, less allowance (2002 and 2001 - $100)                    1,355             3,830
    Reinsurance recoverable on unpaid and paid losses                            117,532           107,443
    Other                                                                          5,125             3,274
    Intercompany receivables                                                       4,250             1,974
                                                                         ---------------   ---------------
                                                                                 128,262           116,521

Accrued investment income                                                          2,333             2,488
Deferred policy acquisition costs                                                  1,853             3,760
Property and equipment at cost, less accumulated depreciation ( 2002 -
       $1,743; 2001 - $1,729)                                                         32                60
Deferred federal income taxes                                                      6,896             5,953
Goodwill, less accumulated amortization (2002 and 2001 - $506)                     1,949             1,949
Assets held in separate accounts                                                  50,723            66,341
                                                                         ---------------   ---------------
      Total assets                                                       $       360,094   $       373,974
                                                                         ===============   ===============

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)

                                                                            JUNE 30,        DECEMBER 31,
                                                                             2002               2001
                                                                       ---------------    ---------------
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY                    (UNAUDITED)
Policy reserves and liabilities:
    Future policy benefit reserves:
      Life insurance                                                   $        66,808    $        65,123
      Interest sensitive and investment products                                 8,040              5,010
      Accident and health                                                       84,700             81,578
                                                                       ---------------    ---------------
                                                                               159,548            151,711

    Unearned revenues                                                           26,512             27,048
    Other policy claims and benefits payable                                    31,430             31,877
    Income taxes payable                                                        (2,015)             6,537
    Other liabilities                                                           34,750             31,160
    Liabilities related to separate accounts                                    50,723             66,341
                                                                       ---------------    ---------------
      Total policy reserves and liabilities                                    300,948            314,674
                                                                       ---------------    ---------------

Shareholder's equity:
    Common stock, $20 par value:  authorized, issued and outstanding             2,000              2,000
      shares --100,000
    Additional paid-in capital                                                  43,006             43,006
    Retained earnings                                                           13,280             12,047
    Accumulated other comprehensive income (loss)                                  860              2,247
                                                                       ---------------    ---------------
      Total shareholder's equity                                                59,146             59,300
                                                                       ---------------    ---------------

      Total policy reserves, liabilities and shareholder's equity      $       360,094    $       373,974
                                                                       ===============    ===============

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       2002              2001
                                                                   ------------      ------------
REVENUES:
    Insurance operations:
      Life insurance premiums                                      $     12,825      $     10,406
      Interest sensitive and investment product policy charges               --               378
      Accident and health insurance premiums                             24,344            20,144
                                                                   ------------      ------------
                                                                         37,169            30,928

    Net investment income                                                 5,515             4,822
    Net realized losses on investments                                   (1,083)             (412)
    Other income                                                          1,319             1,059
                                                                   ------------      ------------
      Total revenues                                                     42,920            36,397

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                                     10,091             6,773
      Interest sensitive investment products                                  4               478
      Accident and health claims                                         15,768            15,864
                                                                   ------------      ------------
                                                                         25,863            23,115

    Amortization of deferred policy acquisition costs                     2,072               165
    Insurance commissions                                                 5,910             2,974
    General and administrative expenses                                   7,178             6,352
                                                                   ------------      ------------
      Total benefits and expenses                                        41,023            32,606
Income before federal income taxes                                        1,897             3,791

Income taxes expense
Current                                                                     860             5,182
Deferred                                                                   (196)           (3,855)
                                                                   ------------      ------------
                                                                            664             1,327


                                                                   ------------      ------------
Net income                                                                1,233             2,464

Other comprehensive income:
Unrealized (loss) gain on investments                                    (1,387)              697
                                                                   ------------      ------------
Comprehensive (loss) income                                        $       (154)     $      3,161
                                                                   ============      ============

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)


                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             2002             2001
                                                          -----------      -----------
REVENUES:
    Insurance operations:
      Life insurance premiums                             $     5,860      $     4,910
      Accident and health insurance premiums                   12,089           10,246
                                                          -----------      -----------
                                                               17,949           15,156

    Net investment income                                       2,739            2,404
    Net realized losses on investments                         (1,137)            (110)
    Other income                                                  680              819
                                                          -----------      -----------
      Total revenues                                           20,231           18,269

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                            5,425            2,321
      Interest sensitive investment products                        2               --
      Accident and health claims                                7,257            8,603
                                                          -----------      -----------
                                                               12,684           10,924

    Amortization of deferred policy acquisition costs             907                6
    Insurance commissions                                       2,996            1,657
    General and administrative expenses                         4,194            3,094
                                                          -----------      -----------
      Total benefits and expenses                              20,781           15,681
Income before federal income taxes                               (550)           2,588

Income taxes expense
Current                                                            50            4,871
Deferred                                                         (238)          (3,965)
                                                          -----------      -----------
                                                                 (188)             906


Net income                                                       (362)           1,682

Other comprehensive income:
Unrealized gain (loss) on investments                             936           (1,124)
                                                          -----------      -----------
Comprehensive (loss) income                               $       574      $       558
                                                          ===========      ===========

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              2002             2001
                                                                          -----------      -----------
OPERATING ACTIVITIES
Net income                                                                $     1,233      $     2,464
Adjustments to reconcile net income to net cash used in
    operating activities:
      Increase (decrease) in future policy benefit reserves and
        other policy claims and benefits                                        6,854             (398)
      Provision for deferred federal income taxes                                (196)          (3,856)
      (Decrease) increase in federal income taxes                              (8,551)           3,809
      Decrease (increase) in other liabilities                                  4,717            1,179
      Depreciation, amortization and accretion                                  1,935            3,991
      Amortization of investment premiums, net                                   (172)             (87)
      Amortization of gain on reinsurance transactions                         (1,127)          11,421
      (Increase) decrease in uncollected premiums, accrued investment
        income and other                                                       (1,497)           1,677
      Increase in reinsurance recoverable                                     (10,089)          (9,626)
      Net realized  loss (gain) on investments                                  1,083              412
                                                                          -----------      -----------
Cash Used in Operating Activities                                              (5,810)          10,986

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                       (64,731)         (26,840)
Sales or maturities of fixed maturity investmnets                              63,008           37,303
Decrease (increase) in equity securities and short-term investments             5,470          (19,894)
                                                                          -----------      -----------
Net Cash Provided By Investing Activities                                       3,747           (9,431)

FINANCING ACTIVITIES
Activities related to investment products:
    Considerations received                                                        --            1,863
    Surrenders and death benefits                                                  --           (1,904)
    Interest credited to policyholders                                             --               84
                                                                          -----------      -----------
Net Cash Provided By Financing Activities                                          --               43

Decrease in cash                                                               (2,063)           1,598
Cash and cash equivalents at beginning of period                                5,598            1,659
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $     3,535      $     3,257
                                                                          ===========      ===========

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands, except share data)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       2002             2001
                                                                   ------------     ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Assets and liabilities trasferred in reinsurance transactions:
Non-cash Assets ceded:
       Compensation for ceded liabilities                          $         --     $    (15,000)
       Other assets                                                          --           (1,623)
       Deferred acquisition costs                                            --           (3,957)
                                                                   ------------     ------------
Total value of assets ceded                                        $         --     $    (20,580)
                                                                   ============     ============


Non-cash liabilities ceded:
       Ceding commission                                           $         --     $     15,000
       Future policy benefit reserves                                        --            7,125
       Other liabilities                                                     --             (182)
                                                                   ------------     ------------
Total liabilities ceded                                            $         --     $     21,943
                                                                   ============     ============


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(In thousands, unaudited)

       General: The accompanying unaudited financial statements of First Fortis Life Insurance Company (the Company) contain all adjustments necessary to present fairly the balance sheet as of June 30, 2002 and the related statement of income for the six months ended June 30, 2002 and 2001, and cash flow for the six months ended June 30, 2002 and 2001.

       Income tax payments for the six months ended June 30, 2002 and June 30, 2001 were $9,412 and $1,373 respectively.

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 2002 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for-sale were as follows at June 30, 2002 (in thousands):

                                                           GROSS             GROSS
                                        AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                          COST             GAINS             LOSS              VALUE
                                     -------------     -------------     -------------     -------------
Fixed Income Securities:
    Governments                      $       7,804     $         370     $         110     $       8,064
    Public utilities                        13,181               436               377            13,240
    Industrial and miscellaneous           136,704             4,374             3,385           137,693
                                     -------------     -------------     -------------     -------------

Total                                $     157,689     $       5,180     $       3,872     $     158,997
                                     =============     =============     =============     =============

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(In thousands, unaudited)

       The amortized cost and fair value of available-for-sale investments in fixed maturities at June 30, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED          FAIR
                                                            COST             VALUE
                                                          ---------        ---------
Due in one year or less                                    $  6,605         $  6,730
Due after one year through five years                        28,712           29,328
Due after five years through ten years                       47,516           47,902
Due after ten years                                          74,856           75,037
                                                          ---------        ---------

Total                                                     $ 157,689        $ 158,997
                                                          =========        =========

       Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30, 2002 and 2001 were $63,027 and $37,303, respectively. Gross gains of $1,094 and $914 and gross losses of $2,177 and $1,326 were realized on sales during the six-month period ended June 30, 2002 and 2001, respectively.

       Effective as of November 30, 2001, the Company completed a statutory merger in which Bankers American Life Assurance Company, a New York insurance company (BALAC), merged with and into the Company (the Merger). The Merger was completed as part of an internal reorganization effected by Fortis, Inc. with respect to certain of its life and health insurance companies.

       Disposal of Fortis Financial Group (the Division): On April 1, 2001, Fortis, Inc. completed the sale (the Sale) of its Division to The Hartford Life Insurance Company (Hartford). The Division includes among other blocks of business, certain individual life insurance policies and annuity contracts written by the Company.

       To effect the Sale as it relates to the Company, Hartford reinsured the Insurance contracts on a 100% co-insurance basis (or 100% modified co-insurance basis for some of the blocks) and agreed to administer the Insurance Contracts going forward. The Company received, in connection with the Sale, aggregate cash consideration of approximately $15,000 from the Hartford. The reinsurance transaction resulted in a gain of $9,465, which was deferred and will be amortized into income at the rate that earnings from the business sold would have been expected to emerge. The amount of gain amortized during the six months ended June 30, 2002 was $992.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(In thousands, unaudited)

       In the fourth quarter of 2001, the Company entered into a reinsurance agreement with Protective Life Corporation (Protective). The agreement, which became effective December 31, 2001, provided for the assumption of Protective's Dental Benefits Division on a 100% co-insurance basis. The Company paid $2,500 for the business and recorded goodwill of $1,625 in the transactions.

       Net Investment Income and Net Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows:


                              Investment Income            Realized Gain (Loss)
                           ------------------------      ------------------------
                             2002           2001           2002           2001
                           ---------      ---------      ---------      ---------
Fixed maturities           $   5,650      $   4,526      $  (1,083)     $    (412)
Short-term investments            22            373
                           ---------      ---------      ---------      ---------
                               5,672          4,899      $  (1,083)     $    (412)
                                                         =========      =========
Expenses                        (157)           (77)
                           ---------      ---------
Net investment income      $   5,515      $   4,822
                           =========      =========

                       FIRST FORTIS LIFE INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS JUNE 30, 2002 COMPARED TO JUNE 30, 2001


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


REVENUES

The Company's life insurance premium increased from June 30, 2001 to June 30, 2002 principally due to additional premium levels associated with the merger. Life premiums are composed of group life and credit life business representing 66% and 34%, respectively of premium for the six months ended June 30, 2002; and 91% and 9% respectively of premium for the six months ended June 30, 2001. Accident and health premiums increased during the first half of 2002 as compared to the same period in 2001 primarily due to the merger as well as an 8% increase in dental premium. Offsetting this is a decrease in disability premium due to slower sales and decreases in persistency.

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

On April 1, 2001 the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. This business is reflected as interest sensitive and investment product policy charges of $0 and $0.4 million at June 30, 2002 and June 30, 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS

The total Company ratio of benefits to premium decreased in 2002 to 69.6% from 74.7% in 2001 primarily due to lower benefit to premium ratios on the merged credit business. Group life benefit to premium ratios increased to 98% at June 30, 2002 from 92% at June 30, 2001 as this line of business experienced unusually high mortality during the first six months of 2002. Higher group disability claim incidence and lower sales, persistency and terminations during the six months ended June 30, 2002 as compared to the same period in 2001 have resulted in an increase in a group disability benefit to premium ratio to 90% in 2002 from 82% in 2001.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium first quarter ratio decreased to 19.3% in 2002 from 20.5% in 2001. Shifts in the mix of business are the primary reason for this decrease as the merged credit business has a relatively low expense to premium ratio. In addition, the business reinsured and administered by the Hartford has a relatively high expense to premium ratio. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

The Company has no long or short term debt. As of June 30, 2002, 98.9% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         An annual shareholder meeting was held May 3, 2002 wherein the current members of the Board of Directors were re-elected until their successors are duly elected.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a. Written Statement of Chief Executive Officer (Exhibit 99l.1) Written Statement of Chief Financial Officer (Exhibit 99l.2)

b.       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. First Fortis Life Insurance Company (Registrant)


/s/ LARRY M. CAINS
--------------------------
Larry M. Cains
Treasurer
Date:  August 14, 2002