Form 10-Q
period 2002-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 2002-11-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEET
(In thousands, except share data)

                                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                                            2002                  2001
                                                                                    -------------------------------------------
ASSETS                                                                                  (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2002 - $166,838;                         $   174,231            $  161,583
      2001 - $158,417)
    Preferred stock                                                                                2,962                 2,640
    Policy loans                                                                                      17                     6
    Short-term investments                                                                         8,721                 6,601
    Real estate and other investment                                                                 426                   474
                                                                                    -------------------------------------------
                                                                                                 186,357               171,304

Cash and cash equivalents                                                                          4,291                 5,598

Receivables:
    Uncollected premiums, less allowance (2002 and 2001 - $100)                                    2,319                 3,830
    Reinsurance recoverable on unpaid and paid losses                                            107,283               107,443
    Other                                                                                          1,774                 3,274
    Intercompany receivables                                                                          39                 1,974
                                                                                    -------------------------------------------
                                                                                                 111,415               116,521

Accrued investment income                                                                          2,572                 2,488
Deferred policy acquisition costs                                                                  1,712                 3,760
Property and equipment at cost, less accumulated depreciation (2002 -
       $1,738; 2001 - $1,729)                                                                         18                    60
Deferred federal income taxes                                                                      5,082                 5,953
Goodwill, less accumulated amortization (2002 and 2001 - $506)                                     1,949                 1,949
Assets held in separate accounts                                                                  44,761                66,341
                                                                                    -------------------------------------------
      Total assets                                                                           $   358,157            $  373,974
                                                                                    ===========================================

See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEET
(In thousands, except share data)


                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                           2002                 2001
                                                                                    -----------------------------------------
                                                                                      (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
Policy reserves and liabilities:
    Future policy benefit reserves:
      Life insurance                                                                        $   63,006            $   65,123
      Interest sensitive and investment products                                                 6,205                 5,010
      Accident and health                                                                       86,497                81,578
                                                                                    -----------------------------------------
                                                                                               155,708               151,711

    Unearned revenues                                                                           26,093                27,048
    Other policy claims and benefits payable                                                    31,361                31,877
    Income taxes payable                                                                         2,617                 6,537
    Other liabilities                                                                           32,429                31,160
    Liabilities related to separate accounts                                                    44,761                66,341
                                                                                    -----------------------------------------
      Total policy reserves and liabilities                                                    292,969               314,674
                                                                                    -----------------------------------------

Shareholder's equity:
    Common stock, $20 par value:  authorized, issued and outstanding                             2,000                 2,000
      shares --100,000
    Additional paid-in capital                                                                  43,006                43,006
    Retained earnings                                                                           15,575                12,047
    Unrealized gain on investments                                                               4,607                 2,247
                                                                                    -----------------------------------------
      Total shareholder's equity                                                                65,188                59,300
                                                                                    -----------------------------------------

      Total policy reserves, liabilities and shareholder's equity                           $  358,157            $  373,974
                                                                                    =========================================


See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENT OF INCOME
(In thousands, except share data)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    2002                 2001
                                                                               --------------------------------------
                                                                                 (UNAUDITED)         (UNAUDITED)
REVENUES:
    Insurance operations:
      Life insurance premiums                                                        $  18,389            $   15,419
      Interest sensitive and investment product policy charges                               -                   378
      Accident and health insurance premiums                                            37,188                29,852
                                                                               --------------------------------------
                                                                                        55,577                45,649

    Net investment income                                                                8,363                 7,154
    Net realized losses on investments                                                  (1,922)                 (355)
    Other income                                                                         1,902                 1,776
                                                                               --------------------------------------
      Total revenues                                                                    63,920                54,224

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                                                    14,603                10,529
      Interest sensitive investment products                                                 5                   479
      Accident and health claims                                                        24,725                21,953
                                                                               --------------------------------------
                                                                                        39,333                32,961

    Amortization of deferred policy acquisition costs                                    1,986                   180
    Insurance commissions                                                                6,401                 4,654
    General and administrative expenses                                                 10,130                 9,195
                                                                               --------------------------------------
      Total benefits and expenses                                                       57,850                46,990
                                                                               --------------------------------------
Income before federal income taxes                                                       6,070                 7,234

Income taxes expense
Current                                                                                  2,942                 6,760
Deferred                                                                                  (400)               (4,228)
                                                                               --------------------------------------
                                                                                         2,542                 2,532
                                                                               --------------------------------------


Net income                                                                            $  3,528             $   4,702
                                                                               ======================================

Other comprehensive income:
Unrealized gain on investments                                                           2,360                 2,769
                                                                               --------------------------------------
Comprehensive income                                                                  $  5,888             $   7,471
                                                                               ======================================

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENT OF INCOME
(In thousands, except share data)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    2002                2001
                                                                              -------------------------------------
                                                                                 (UNAUDITED)        (UNAUDITED)
REVENUES:
    Insurance operations:
      Life insurance premiums                                                         $   5,564           $  5,013
      Interest sensitive and investment product policy charges                                -                  -
      Accident and health insurance premiums                                             12,844              9,708
                                                                              -------------------------------------
                                                                                         18,408             14,721

    Net investment income                                                                 2,848              2,332
    Net realized losses on investments                                                     (839)                57
    Other income                                                                            583                717
                                                                              -------------------------------------
      Total revenues                                                                     21,000             17,827

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                                                      4,512              3,756
      Interest sensitive investment products                                                  1                  1
      Accident and health claims                                                          8,957              6,089
                                                                              -------------------------------------
                                                                                         13,470              9,846

    Amortization of deferred policy acquisition costs                                       (86)                15
    Insurance commissions                                                                   491              1,680
    General and administrative expenses                                                   2,952              2,843
                                                                              -------------------------------------
      Total benefits and expenses                                                        16,827             14,384
                                                                              -------------------------------------
Income before federal income taxes                                                        4,173              3,443

Income taxes expense
Current                                                                                   2,082              1,578
Deferred                                                                                   (204)              (373)
                                                                              -------------------------------------
                                                                                          1,878              1,205
                                                                              -------------------------------------


Net income                                                                            $   2,295           $  2,238
                                                                              =====================================

Other comprehensive income:
Unrealized gain on investments                                                            3,747              2,073
                                                                              -------------------------------------
Comprehensive  income                                                                 $   6,042           $  4,311
                                                                              =====================================


See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOW
(In thousands, except share data)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 2002                2001
                                                                           --------------------------------------
                                                                              (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                         $   3,528           $   4,702
Adjustments to reconcile net income to net cash used in
    operating activities:
      Increase (decrease) in future policy benefit reserves and
        other policy claims and benefits                                               2,526               5,609
      Provision for deferred federal income taxes                                       (400)             (4,228)
      (Increase) decrease in federal income taxes                                     (3,919)              5,869
      Decrease (increase) in other liabilities                                         2,954                 209
      Depreciation, amortization and accretion                                         2,090                  63
      Amortization of investment premiums, net                                          (175)               (146)
      Amortization of gain on reinsurance transaction                                 (1,686)             (1,363)
      Decrease in uncollected premiums, accrued investment
        income and other                                                               4,862                (705)
      Decrease (increase) in reinsurance recoverable                                     160             (11,026)
      Net realized loss (gain) on investments                                          1,922                 355
                                                                           --------------------------------------
Cash Used in Operating Activities                                                     11,862                (661)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                              (89,230)            (35,145)
Sales or maturities of fixed maturity investments                                     77,118              49,073
Increase in equity securities and short-term investments                              (1,057)            (25,194)
Cash received pursuant to reinsurance agreement                                            -              10,789
                                                                           --------------------------------------
Net Cash Provided By Investing Activities                                            (13,169)               (477)

FINANCING ACTIVITIES
Activities related to investment products:
    Considerations received                                                                -               1,863
    Surrenders and death benefits                                                          -                (316)
    Interest credited to policyholders                                                     -                  84
                                                                           --------------------------------------
Net Cash Provided By Financing Activities                                                  -               1,631

(Decrease) increase in cash                                                           (1,307)                493
Cash and cash equivalents at beginning of period                                       5,598               1,659
                                                                           --------------------------------------
Cash and cash equivalents at end of period                                         $   4,291           $   2,152
                                                                           ======================================

See accompanying notes.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENT OF CASH FLOW
(In thousands, except share data)

                                                                                NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2002            2001
                                                                         -------------------------------
                                                                          (Unaudited)      (Unaudited)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Assets and liabilities transferred in reinsurance transactions:
Non-cash Assets ceded:
        Other Assets                                                      $           -    $     (1,623)
        Deferred acquisition costs                                                    -          (3,957)
                                                                         ---------------  --------------
Total value of assets ceded                                               $           -    $     (5,580)
                                                                         ===============  ==============

Non-cash liabilities ceded:
        Future policy benefits reserves                                   $           -    $      7,125
        Unearned premium reserves                                                     -            (182)
        Other liabilities                                                             -               -
                                                                         ---------------  --------------
Total liabilities ceded                                                   $           -    $      6,943
                                                                         ===============  ==============


See accompanying notes

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(In thousands, unaudited)

       1.  GENERAL

       The accompanying unaudited financial statements of First Fortis Life Insurance Company (the Company) contain all adjustments necessary to present fairly the balance sheet as of September 30, 2002 and the related statement of income for the nine months ended September 30, 2002 and 2001, and cash flow for the nine months ended September 30, 2002 and 2001.

       Income tax payments for the nine months ended September 30, 2002 and September 30, 2001 were $6,862 and $891 respectively.


       2.  INVESTMENTS

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2002 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for-sale were as follows at September 30, 2002 (in thousands):



                                                                   GROSS           GROSS
                                               AMORTIZED         UNREALIZED       UNREALIZED       FAIR
                                                  COST             GAINS            LOSS           VALUE
                                             ----------------------------------------------------------------
Fixed Income Securities:
    Governments                                $      8,744     $         780    $        -    $       9,524
    Public utilities                                 14,820             1,090           402           15,508
    Industrial and miscellaneous                    143,274             9,471         3,546          149,199
                                             ---------------   ---------------   -----------   --------------

Total                                          $    166,838     $      11,341    $    3,948    $     174,231
                                             ===============   ===============   ===========   ==============


       The amortized cost and fair value of available-for-sale investments in fixed maturities at September 30, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                       AMORTIZED          FAIR
                                                         COST            VALUE
Due in one year or less                              $       6,203   $        6,382
Due after one year through five years                       28,056           29,389
Due after five years through ten years                      53,423           55,587
Due after ten years                                         79,156           82,873
                                                     --------------  ---------------

Total                                                $     166,838   $      174,231
                                                     ==============  ===============

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(In thousands, unaudited)


       Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 2002 and 2001 were $74,195 and $49,073, respectively. Gross gains of $1,226 and $1,096 and gross losses of $3,148 and $1,451 were realized on sales during the nine-month period ended September 30, 2002 and 2001, respectively.

       Net Investment Income and Net Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows:

                                                 INVESTMENT INCOME               REALIZED GAIN (LOSS)
                                             -----------------------------------------------------------
                                                 2002            2001          2002           2001
                                             -----------------------------------------------------------
Fixed maturities                                   $ 8,544        $6,622        $(1,922)        $  (355)
Short-term investments                                  50           656
                                             -----------------------------------------------------------
                                                     8,594         7,278        $(1,922)        $  (355)
                                                                            ============================
Expenses                                              (231)         (124)
                                             ----------------------------
Net investment income                              $ 8,363        $7,154
                                             ============================



       3.  BANKERS AMERICAN LIFE ASSURANCE COMPANY

       Effective as of November 30, 2001, the Company completed a statutory merger in which Bankers American Life Assurance Company, a New York insurance company (BALAC), merged with and into the Company (the Merger). The Merger was completed as part of an internal reorganization effected by Fortis, Inc. with respect to certain of its life and health insurance companies.


       4.  DISPOSAL OF FORTIS FINANCIAL GROUP (THE DIVISION)

       On April 1, 2001, Fortis, Inc. completed the sale (the Sale) of its Division to The Hartford Life Insurance Company (Hartford). The Division includes among other blocks of business, certain individual life insurance policies and annuity contracts written by the Company.

       To effect the Sale as it relates to the Company, Hartford reinsured the Insurance contracts on a 100% co-insurance basis (or 100% modified co-insurance basis for some of the blocks) and agreed to administer the Insurance Contracts going forward. The Company

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(In thousands, unaudited)


       received, in connection with the Sale, aggregate cash consideration of approximately $15,000 from the Hartford. The reinsurance transaction resulted in a gain of $9,465, which was deferred and will be amortized into income at the rate that earnings from the business sold would have been expected to emerge. The amount of gain amortized during the nine months ended September 30, 2002 was $1,489.


       5.  ASSUMPTION OF PROTECTIVE LIFE'S DENTAL BENEFITS DIVISION

       In the fourth quarter of 2001, the Company entered into a reinsurance agreement with Protective Life Corporation (Protective). The agreement, which became effective December 31, 2001, provided for the assumption of Protective's Dental Benefits Division on a 100% co-insurance basis. The Company paid $2,500 for the business and recorded goodwill of $1,625 in the transactions.

                       FIRST FORTIS LIFE INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001


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


REVENUES
The Company's life insurance premium increased from September 30, 2001 to September 30, 2002 principally due to additional premium levels associated with the merger. Life premiums are composed of group life and credit life business representing 73% and 27%, respectively of premium for the nine months ended September 30, 2002; and 91% and 9% respectively of premium for the nine months ended September 30, 2001. Accident and health premiums increased during the first half of 2002 as compared to the same period in 2001 primarily due to the merger as well as a 9% increase in dental premium. Offsetting this is a decrease in disability premium due to slower sales and decreases in persistency.

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

On April 1, 2001 the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. This business is reflected as interest sensitive and investment product policy charges of $0 and $0.4 million at September 30, 2002 and September 30, 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities.


BENEFITS
The total Company ratio of benefits to premium decreased slightly in 2002 to 71% from 72% in 2001 primarily due to lower benefit to premium ratios on the merged credit business. Group life benefit to premium ratios increased to 95% at September 30, 2002 from 69% at September 30, 2001 as this line of business experienced unusually high mortality during the first nine months of 2002. Higher group disability claim incidence and lower sales, persistency and terminations during the nine months ended September 30, 2002 as compared to the same period in 2001 have resulted in an increase in a group disability benefit to premium ratio to 84% in 2002 from 78% in 2001.


EXPENSES
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium ratio decreased to 18% in the nine months ended September 30, 2002 from 20% in the nine months ended September 30, 2001. Shifts in the mix of business are the primary reason for this decrease as the merged credit business has a relatively low expense to premium ratio. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

The Company's federal income taxes increased to 42% for the nine months ended September 30, 2002 due to adjustments for the prior year tax return.


MARKET RISK AND RISK MANAGEMENT
Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity and mortgage loan portfolios generally increases when interest rates decrease and decreases when interest rates increase.

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

The Company has no long or short term debt. As of September 30, 2002, 97.7% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a.    Written Statement of Chief Executive Officer (Exhibit 99.1)
      Written Statement of Chief Financial Officer (Exhibit 99.2)

b.    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)
Date:  November 12, 2002


/s/ Larry M. Cains
-------------------
Larry M. Cains
Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Executive Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (this "Report");

         2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
         a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
         c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                             /s/   Robert B. Pollock
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Financial Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (this "Report");

         2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
         a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
         c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                             /s/  Larry M. Cains
                             --------------------------
                             Larry M. Cains
                             Chief Financial Officer