Form 10-K
period 2002-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2003-03-28
CIK 914804

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                      /X/  Yes                      / /  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0
                 --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    First Fortis is a New York corporation founded in 1971. It is qualified to sell life, health and annuity insurance in New York. First Fortis is a wholly-owned subsidiary of Fortis, Inc., which is itself indirectly owned 50% by Fortis N.V. and 50% by Fortis SA/NV. Fortis, Inc. manages the United States operations for these two companies. The Company was acquired by the current owners on March 24, 1989, to enable the Fortis group of companies the ability to distribute their products to the New York State marketplace.

    Fortis N.V. is a diversified financial services company headquartered in Utrecht, The Netherlands, where its insurance operations began in 1847. Fortis SA/NV is a diversified financial services company headquartered in Brussels, Belgium, where its insurance operations began in 1824. Fortis N.V. and Fortis (SA/NV) have merged their operating companies under the trade name of Fortis. The Fortis group of companies is active in insurance, banking and financial services, and real estate development in The Netherlands, Belgium, the United States, Western Europe, and the Pacific Rim.

    We offer and sell insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies. We market our products to small business and individuals through a network of independent agents, brokers, and financial institutions.

    Effective April 1, 2001, First Fortis contracted the administrative servicing obligations for its registered variable and market value adjusted insurance contracts to Hartford Life Insurance Company ("Hartford Life"), a subsidiary of The Hartford Financial Services Group. Although First Fortis remains responsible for all contract terms and conditions, Hartford Life is responsible for servicing the contracts, including the payment of benefits, oversight of investment management (i.e., the available investment portfolio) and overall contract administration. This was part of a larger transaction whereby Hartford Life reinsured all of the individual life insurance and annuity business of First Fortis.

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

    A meeting was held on May 3, 2002 in which the current directors of the Company were elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable. There are no equity securities that are authorized for issuance pursuant to a compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial data of First Fortis. This summary has been derived in part from the financial statements of First Fortis included elsewhere in this prospectus. You should read the following along with these financial statements.

                                                                               YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                       (IN THOUSANDS)                             2002       2001       2000        1999        1998
                       --------------                           --------   --------   --------    --------    --------
INCOME STATEMENT DATA
  Premiums..................................................    $ 74,215   $ 62,266   $ 64,753    $ 60,213    $ 54,764
  Net investment income.....................................      11,171     10,006      9,330       8,564       8,187
  Realized investment gains (losses)........................      (2,599)    (1,722)    (1,883)       (123)      1,436
  Other income..............................................       2,610      2,715      1,032         638         889
                                                                --------   --------   --------    --------    --------
     TOTAL REVENUES.........................................    $ 85,397   $ 73,265   $ 73,232    $ 69,292    $ 65,276
                                                                ========   ========   ========    ========    ========
  Benefits and expenses.....................................    $ 73,108   $ 61,200   $ 66,469    $ 66,194    $ 61,477
  Income tax expense (benefit)..............................       4,197      4,241      2,416       1,032       1,347
     Net income (loss)......................................       8,092      7,824      4,347       2,066       2,452
BALANCE SHEET DATA
  Total assets..............................................    $352,538   $371,249   $265,997    $248,252    $217,502
  Total liabilities.........................................     281,465    311,949    222,619     212,316     177,476
  Total shareholder's equity................................      71,073     59,300     43,378      35,936      40,026


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             2002 COMPARED TO 2001

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

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products ("Insurance Products"). The Company will reinsure these Insurance Products on a 100% coinsurance basis and perform administration of such Insurance Products. The Company paid $2.3 million for the business and recorded $1.6 million of goodwill in the transaction.

As a result of the BALAC merger, the Company's financial statement for 2001 included BALAC's income statement from November 30, 2001 thru December 31, 2001. The 2001 income statement does not include Protective as the purchase date was December 31, 2001. For 2002, the Company's income statement includes a full year's activity of BALAC and Protective causing variances between years.

REVENUES

The Company's life insurance premium increased from December 31, 2001 to December 31, 2002 principally due to additional premium levels associated with the merger. Life premiums are composed of group life and credit life business representing 73% and 27%, respectively of premium for the year ended December 31, 2002; and 88% and 12% respectively of premium for the year ended December 31, 2001. Accident and health premiums increased during 2002 as compared to 2001 primarily due to the merger as well as a 10% increase in dental premium. Offsetting this is a decrease in disability premium due to slower sales and decreases in persistency.

On April 1, 2001 the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. This business is reflected on the Income statement as interest sensitive and investment product policy charges of $0 and $0.4 million at December 31, 2002 and December 31, 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities. The Company realized losses of $1,077 and $ 541 in 2002 and 2001, respectively.

BENEFITS

The total Company ratio of benefits to premium decreased in 2002 to 64% from 68% in 2001 primarily due to lower benefit to premium ratios on the merged credit business. Group life benefit to premium ratios decreased to 58% at December 31, 2002 from 63% at December 31, 2001 due to the Company's review of reserve estimates at 12/31/2002. The loss ratio increased from 72% in 2001 to 93% in 2002 as a result of increased incidence and decreased terminations.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium ratio increased to 22% in 2002 from 19% in 2001. Shifts in the mix of business are the primary reason for this increase as different products require varying levels of administrative costs. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

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

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contract owners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contract owners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

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

The Company has no long or short term debt. As of December 31, 2002, 98.4% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of December 31, 2002 and the reported amounts of revenues and expenses for the year ended December 31, 2002.

The most critical estimates include those used in determining deferred policy acquisition costs, impairment losses on investment and federal income taxes.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business, which vary with and are directly related to the production of new business, are deferred to the extent recoverable and amortized. For traditional and pre-need life insurance and long-term care products (included as accident and health products), such costs are amortized over the premium paying period. For interest sensitive and investment products, such costs are amortized in relation to expected future gross profits. Estimation of future gross profits requires significant management judgment and is reviewed periodically. As excess amounts of deferred costs over future premiums or gross profits are identified, such excess amounts are expensed.

See note 2 to the financial statements for a discussion of the Company's accounting policies, including recently issued accounting pronouncements.

IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews its fixed maturities and equity securities portfolio to evaluate the necessity of recording impairment loss for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, violations of financial covenants, public securities trading at a substantial discount to par as a result of credit concerns, securities with a market value less than carrying value for an extended period of time and other subjective factors relating to the issuer. Other than temporary impairments are recorded at the end of each quarter based on the fair value of the security at the reporting date.

FEDERAL INCOME TAXES

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax bases and are measured using the currently enacted tax rates.

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

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contract owners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contract owners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





Robert S. Pollock, 48       President, Chief Executive Officer and Chairman of
Director since 1995          the Board; President and Chief Executive Officer of
                             Fortis Benefits Insurance Company

Larry M. Cains, 56          Treasurer; Senior Vice President of Fortis, Inc.
Director since 1995

Terry J. Kryshak, 52        Senior Vice President and Chief Administrative Officer
Director Since 1991

Allen R. Freedman, 63       Past CEO and Chairman of the Board of Fortis, Inc.
Director since 1989

Dale Edward Gardner, 72     President, Gardner & Bull
Director Since 1989

Kenneth W. Nelson, 81       President, Tech Products, Inc.
Director Since 1989

Clarence Elkus Galston, 93  Attorney at Law
Director Since 1989

Esther L. Nelson 50         General Director/CEO, Glimmerglass Opera since 1996; before that,
Director since 1999          General Director/CEO of Nevada Opera

Barbara R. Hege, 59         Assistant Treasurer and Chief Financial Officer
Director since 1999

Katherine L. Greenzang, 38  Secretary; Senior Vice President-Legal of Fortis, Inc.


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

ITEM 11.  EXECUTIVE COMPENSATION
  SUMMARY COMPENSATION TABLE


                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL         ALL OTHER
                                                              SALARY       BONUS      COMPENSATION       COMPENSATION (1)
NAME AND PRINCIPAL POSITION                        YEAR         ($)         ($)            ($)                ($)
-----------------------------------------------  ---------  -----------  ---------  -----------------   -----------------

Robert B. Pollock..............................       2002  $         0  $       0  $           0        $        0
  President                                           2001            0          0              0                 0
                                                      2000            0          0              0                 0

Terry J. Kryshak...............................       2002      145,000     61,600              0            11,760
  Senior Vice President and                           2001      134,000     53,200              0            13,104
  Chief Administrative Officer                        2000      127,000     40,260              0             9,600



(1) This column includes contributions made by First Fortis for the year for the benefit for the named individual to defined contribution retirement plans.

    As additional compensation to its employees and executive officers, First Fortis has established the Fortis Pension Plan and the Fortis Executive Pension Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of average annual compensation above the employee's social security covered compensation. The compensation recognized under the plan is limited by an amount ($295,000 in 2002) that is annually adjusted by an index.

    The following table illustrates the combined estimated life annuity benefit payable from the Fortis Pension Plan and the Fortis Executive Pension Plan to employees with the specified Final Average Salary and Years of Service upon retirement.

            COMBINED BENEFITS PAYABLE AS OF DECEMBER 31, 2002 UNDER
         THE FORTIS PENSION PLAN AND THE FORTIS EXECUTIVE PENSION PLAN
                        FOR EXECUTIVES RETIRING IN 2002

                                               YEARS OF SERVICE
        2002              -------------------------------------------------------------
      EARNINGS              10         15         20         25        30         35
                          ------     ------     ------     ------    -------    -------
      125,000             14,672     22,008     29,344     36,681     44,017     51,353
      150,000             17,922     26,883     35,844     44,806     53,767     62,728
      175,000             21,172     31,758     42,344     52,931     63,517     74,103
      200,000             24,422     36,633     48,844     61,056     73,267     85,478
      225,000             27,672     41,508     55,344     69,181     83,017     96,853
      250,000             30,922     46,383     61,844     77,306     92,767    108,228
      275,000             33,842     50,764     67,685     84,606    101,527    118,449
      285,000             34,362     51,544     68,725     85,906    103,087    120,268
      295,000 +           34,622     51,934     69,245     86,556    103,867    121,178

ASSUMPTIONS:

Earnings remain constant

The benefit is based on the Final Average Benefit formula

The employee is age 60 in 2002

    The table above excludes social security benefits. In general, for the purposes of these plans compensation includes salary and bonuses. The credited years of service with First Fortis for those individuals named in the Summary Compensation Table above are as follows: 21.6 and 12.

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

    None.

    (c) Changes in Control

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


ITEM 14.  CONTROLS AND PROCEDURES

    The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

    Within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures, Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

    In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of First Fortis Life Insurance Company are included in Item 8:

       Report of Independent Accountants

       Balance Sheets at December 31, 2002 and 2001

       Statements of Operations for the years ended December 31, 2002, 2001, and 2000

       Statements of Changes in Shareholder's Equity for the years ended December 31, 2002, 2001, and 2000

       Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

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

99.   First Fortis Life Insurance Company Financial Statements.

99.1  Written Statement of Chief Executive Officer

99.2  Written Statement of Chief Financial Officer

(b)    Reports on Form 8-K filed in the fourth quarter of 2002

       None

(c)    Exhibits

       Included in 14 (a)(3) above.

(d)    Financial Statement Schedules

       Included in 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2003. The following persons represent a majority of the Board of Directors of First Fortis Life Insurance Company:



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

              /s/   TERRY J. KRYSHAK
      --------------------------------------------        Sr. Vice President and Chief Administrative Officer and
                    Terry J. Kryshak                      Director

             /s/    LARRY M. CAINS
      --------------------------------------------        Treasurer and Director (Principal Financial Officer)
                     Larry M. Cains

              /s/   BARBARA R. HEGE
      --------------------------------------------        Chief Financial Officer and Director
                    Barbara R. Hege

              /s/   ALLEN R. FREEDMAN
      --------------------------------------------        Director
                    Allen R. Freedman

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


      --------------------------------------------        Director
                   Esther L. Nelson


*By              /s/ TERRY J. KRYSHAK
      --------------------------------------------
                   Terry J. Kryshak
                   ATTORNEY-IN-FACT


                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Executive Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Annual Report on Form 10-K of the Company for the period ended December 31, 2002 (this "Report");

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

Date: March 27, 2003

                             /s/   Robert B. Pollock
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Financial Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Annual Report on Form 10-K of the Company for the period ended December 31, 2002 (this "Report");

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

Date: March 27, 2003

                             /s/  Larry M. Cains
                             --------------------------
                             Larry M. Cains
                             Treasurer and director