Form 10-Q
period 2003-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2003-05-14
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No   X

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                        MARCH 31,    DECEMBER 31,
                                                                          2003          2002
                                                                       -----------  --------------
                                                                       (UNAUDITED)
ASSETS
Investments:
    Fixed maturities, at fair value (amortized cost 2003 - $163,048;   $  173,947   $      175,616
      2002 - $166,221)
    Preferred stock (cost 2003- $6,022, 2002- $3,054)                       6,074            3,100
    Policy loans                                                               26               24
    Short-term investments                                                  2,726            3,394
    Real estate and other investment                                          348              348
                                                                       ----------   --------------
                                                                          183,121          182,482

Cash and cash equivalents                                                   4,108            2,041

Receivables:
    Uncollected premiums, less allowance (2002 and 2001 - $100)             2,239            1,627
    Reinsurance recoverable on unpaid and paid losses                     108,767          109,942
    Other                                                                   2,112            1,457
                                                                       ----------   --------------
                                                                          113,118          113,026

Accrued investment income                                                   2,407            2,333
Deferred policy acquisition costs                                           1,454            1,570
Property and equipment at cost, less accumulated depreciation
      (2003 and 2002 - $1,752)                                                  1                4
Due from affiliates                                                            --            1,511
Deferred federal income taxes                                               3,555            4,170
Goodwill                                                                    1,949            1,971
Assets held in separate accounts                                           39,444           43,430
                                                                       ----------   --------------
      Total assets                                                     $  349,157   $      352,538
                                                                       ==========   ==============

    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2003            2002
                                                                    ----------   --------------
                                                                    (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
Policy reserves and liabilities:
    Future policy benefit reserves:
      Life insurance                                                $   52,312   $       55,084
      Interest sensitive and investment products                         6,576            6,699
      Accident and health                                               92,198           92,598
                                                                    ----------   --------------
                                                                       151,086          154,381

    Unearned revenues                                                   25,012           24,906
    Other policy claims and benefits payable                            30,497           31,424
    Income taxes payable                                                 1,981            2,478
    Due to affiliates                                                      798               --
    Other liabilities                                                   25,659           24,846
    Liabilities related to separate accounts                            39,444           43,430
                                                                    ----------   --------------
      Total policy reserves and liabilities                            274,477          281,465
                                                                    ----------   --------------

Shareholder's equity:
    Common stock, $20 par value:  authorized, issued                     2,000            2,000
      and outstanding shares --100,000
    Additional paid-in capital                                          43,006           43,006
    Retained earnings                                                   22,764           20,139
    Accumulated other comprehensive income                               6,910            5,928
                                                                    ----------   --------------
      Total shareholder's equity                                        74,680           71,073
                                                                    ----------   --------------

      Total policy reserves, liabilities and shareholder's equity   $  349,157   $      352,538
                                                                    ==========   ==============


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, unaudited)

                                                             THREE MONTH ENDED
                                                                 MARCH 31,
                                                           2003              2002
                                                        ----------    --------------
Revenues:
    Insurance operations:
      Life insurance premiums                           $    5,469    $        6,965
      Accident and health insurance premiums                11,962            12,255
                                                        ----------    --------------
                                                            17,431            19,220

    Net investment income                                    2,580             2,776
    Net realized (losses) gains on investments                 (55)               54
    Other income                                               569               639
                                                        ----------    --------------
      Total revenues                                        20,525            22,689

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                         4,077             4,668
      Accident and health claims                             6,048             8,511
                                                        ----------    --------------
                                                            10,125            13,179

    Amortization of deferred policy acquisition costs          196             1,165
    Insurance commissions                                    3,082             2,914
    General and administrative expenses                      3,083             2,984
                                                        ----------    --------------
      Total benefits and expenses                           16,486            20,242
Income before federal income taxes                           4,039             2,447

Income taxes expense
Current                                                      1,328               810
Deferred                                                        86                42
                                                        ----------    --------------
                                                             1,414               852

Net income                                                   2,625             1,595

Other comprehensive income (loss):
Unrealized gain (loss) on investments                          982            (2,323)
                                                        ----------    --------------
Comprehensive income (loss)                             $    3,607    $         (728)
                                                        ==========    ==============


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2003           2002
                                                                  ----------    --------------
Operating Activities
Net income                                                        $    2,625    $        1,595
Adjustments to reconcile net income to net cash used in
    operating activities:
      (Decrease) increase in future policy benefit reserves and
        other policy claims and benefits                              (4,117)            1,364
      Provision for deferred federal income taxes                         86                42
      Decrease in federal income taxes                                  (497)           (4,974)
      Increase in other liabilities                                    2,092             1,027
      Depreciation, amortization and accretion                           141             1,080
      Amortization of investment premiums, net                            (6)              (65)
      Amortization of gain on reinsurance transaction                   (480)             (568)
      Decrease in uncollected premiums, accrued investment
        income and other                                                 170             1,251
      Decrease (increase) in reinsurance recoverable                   1,175            (3,676)
      Net realized  loss (gain) on investments                            55               (54)
                                                                  ----------    --------------
Cash Provided By (Used in) Operating Activities                        1,244            (2,978)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                              (13,466)          (37,219)
Sales of fixed maturity investments                                   13,623            35,784
Purchases of other investments                                       (22,976)          (37,650)
Sales of other investments                                            23,641            41,383
                                                                  ----------    --------------
Net Cash Provided By Investing Activities                                822             2,298

Increase (decrease) in cash                                            2,066              (680)
Cash and cash equivalents at beginning of period                       2,042             5,598
                                                                  ----------    --------------
Cash and cash equivalents at end of period                        $    4,108    $        4,918
                                                                  ==========    ==============


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

1. GENERAL

The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2003 and the related statement of income for the three months ended March 31, 2003 and 2002, and cash flow for the three months ended March 31, 2003 and 2002.

Income tax payments for the three months ended March 31, 2003 and March 31, 2002 were $1,825 and $5,784 respectively.


2. INVESTMENTS

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2003 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 2003 (in thousands):


                                                        GROSS       GROSS
                                          AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                            COST        GAINS        LOSS         VALUE
                                         ----------   ----------   ----------   ----------
Fixed Income Securities:
    Governments                          $   12,461   $      772   $       --   $   13,233
    Public utilities                         12,337        1,114           --       13,451
    Industrial and miscellaneous            138,250        9,335          322      147,263
                                         ----------   ----------   ----------   ----------

Total                                       163,048       11,221          322      173,947

Equity Securities                             6,022           85           33        6,074
                                         ----------   ----------   ----------   ----------

Total                                    $  169,070   $   11,306   $      355   $  180,021
                                         ==========   ==========   ==========   ==========

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2003


The amortized cost and fair value of available-for-sale investments in fixed maturities at March 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         AMORTIZED       FAIR
                                           COST         VALUE
                                         ----------   ----------
Due in one year or less                  $    4,503   $    4,616
Due after one year through five years        30,257       32,255
Due after five years through ten years       56,127       59,539
Due after ten years                          72,161       77,537
                                         ----------   ----------

Total                                    $  163,048   $  173,947
                                         ==========   ==========

Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March 31, 2003 and 2002 were $ 13,623 and $35,783, respectively. Gross gains of $119 and $677 and gross losses of $174 and $623 were realized on sales during the three-month period ended March 31, 2003 and 2002, respectively.

Net Investment Income and Net Realized Losses on Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows:

                            Investment Income          Realized (Loss) Gain
                         ------------------------    ------------------------
                           2003          2002          2003          2002
                         ----------    ----------    ----------    ----------
Fixed maturities         $    2,519    $    2,821    $      (55)   $       54
Short-term investments           87            33            --            --
                         ----------    ----------    ----------    ----------
                              2,606         2,854    $      (55)   $       54
                                                     ==========    ==========
Expenses                        (26)          (78)
                         ----------    ----------
Net investment income    $    2,580    $    2,776
                         ==========    ==========


FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MARCH 31, 2003 COMPARED TO MARCH 31, 2002

REVENUES

First Fortis (the Company) life insurance premium are principally composed of group life and credit life coverages. Group life and credit life business represented 76% and 24%, respectively of premium for the three months ended March 31, 2003; and 60% and 40%, respectively of premium for the three months ended March 31, 2002. This shift in premium from 2003 to 2002 is due to the credit life line's non renewal of business. Premium decreases associated with the credit accident and health line also decreased as a result of business non renewals. Slightly offsetting this accidental and health credit premium decrease is an increase in dental premium from the three months ended March 31, 2002 to the three months ended March 31, 2003.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Investment income decreased from $2.8 million during the three months ended March 31, 2002 to $2.6 million during the three months ended March 31, 2003 due to lower yielding investment markets. Changes in interest rates during the first quarter of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS

The total Company ratio of benefits to premium decreased to 58% for the three months ended March 31, 2003 from 68% for the three months ended March 31, 2002. Relatively larger case terminations on the accident and health disability line during the first quarter of 2003 compared to the first quarter of 2002 and the Company's continued review of credit life reserve estimates are the primary reasons for the benefit to premium ratio shifts.

EXPENSES

The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium first quarter ratio increased to 18% at three months ended March 31, 2003 from 16% at three months ended March 31, 2002. Shifts in the mix of business are the primary reason for this increase as different products require varying levels of administrative costs. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

MARKET RISK AND RISK MANAGEMENT

Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity investments generally increases when interest rates decrease, and decreases when interest rates increase.

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

FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003

inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt. As of March 31, 2003, 93.5% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

REGULATION

The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

ITEM 4.    CONTROLS AND PROCEDURES.

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Within 45 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures, Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003

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

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

a.  Written Statement of Chief Executive Officer (Exhibit 99.1)
    Written Statement of Chief Financial Officer (Exhibit 99.2)

b.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. First Fortis Life Insurance Company (Registrant)

/s/ LARRY M. CAINS
-----------------------------
Larry M. Cains
Treasurer
Date:  May 13, 2003

FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Executive Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003 (this "Report");

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

Date: May 13, 2003

                             /s/ ROBERT B. POLLOCK
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

FIRST FORTIS LIFE INSURANCE COMPANY
March 31, 2003

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Financial Officer of First Fortis Life Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003 (this "Report");

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

Date: May 13, 2003

                             /s/ LARRY M. CAINS
                             --------------------------
                             Larry M. Cains
                             Chief Financial Officer