Form 10-Q
period 2003-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2003-08-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2003          2002
                                                                           ------------------------
ASSETS                                                                   (UNAUDITED)
Investments:
   Fixed maturities, at fair value (amortized cost 2003 - $155,036;        $169,988        $175,616
     2002 - $166,221)
   Preferred stock (cost 2003- $9,192, 2002- $3,054)                          9,509           3,100
   Policy loans                                                                  30              24
   Short-term investments                                                     5,989           3,394
   Real estate and other investment                                             348             348
                                                                           ------------------------
                                                                            185,864         182,482

Cash and cash equivalents                                                     7,428           2,041

Receivables:
   Uncollected premiums, less allowance (2003 and 2002 - $100)                1,815           1,627
   Reinsurance recoverable on unpaid and paid losses                        104,646         109,942
   Other                                                                      3,413           1,457
                                                                           ------------------------
                                                                            109,874         113,026

Accrued investment income                                                     2,170           2,333
Deferred policy acquisition costs                                             1,265           1,570
Property and equipment at cost, less accumulated depreciation
     (2003 and 2002 - $1,756)                                                     -               4
Due from affiliates                                                               -           1,511
Deferred federal income taxes                                                 1,521           4,170
Goodwill                                                                      2,086           1,971
Assets held in separate accounts                                             40,782          43,430
                                                                           ------------------------
     Total assets                                                          $350,990        $352,538
                                                                           ========================




    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)


                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                         --------------------------
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY                   (UNAUDITED)
Policy reserves and liabilities:
   Future policy benefit reserves:
      Life insurance                                                     $ 48,347        $ 55,084
      Interest sensitive and investment products                            7,183           6,699
      Accident and health                                                  93,198          92,598
                                                                         --------------------------
                                                                          148,728         154,381

   Unearned revenues                                                       21,729          24,906
   Other policy claims and benefits payable                                30,100          31,424
   Income taxes payable                                                       260           2,478
   Other liabilities                                                       29,199          24,846
   Liabilities related to separate accounts                                40,782          43,430
                                                                         --------------------------
      Total policy reserves and liabilities                               270,798         281,465
                                                                         --------------------------

Shareholder's equity:
   Common stock, $20 par value: authorized, issued                          2,000           2,000
    and outstanding shares --100,000
   Additional paid-in capital                                              43,006          43,006
   Retained earnings                                                       25,470          20,139
   Accumulated other comprehensive income                                   9,716           5,928
                                                                         --------------------------
      Total shareholder's equity                                           80,192          71,073
                                                                         --------------------------

      Total policy reserves, liabilities and shareholder's equity        $350,990        $352,538
                                                                         ==========================

    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              2003            2002
                                                            ------------------------
REVENUES:
   Insurance operations:
      Life insurance premiums                               $ 11,939        $ 12,825
      Accident and health insurance premiums                  22,916          24,344
                                                            ------------------------
                                                              34,855          37,169

   Net investment income                                       5,179           5,515
   Net realized gains (losses) on investments                    741          (1,083)
   Other income                                                1,129           1,319
                                                            ------------------------
      Total revenues                                          41,904          42,920

BENEFITS AND EXPENSES:
   Benefits to policyholders:
      Life insurance                                           7,921          10,095
      Accident and health claims                              13,543          15,768
                                                            ------------------------
                                                              21,464          25,863

   Amortization of deferred policy acquisition costs             481           2,072
   Insurance commissions                                       4,934           5,910
   General and administrative expenses                         6,823           7,178
                                                            ------------------------
      Total benefits and expenses                             33,702          41,023
                                                            ------------------------

Income before federal income taxes                             8,202           1,897

Income taxes expense (benefit)
Current                                                        2,262             860
Deferred                                                         609            (196)
                                                            ------------------------
                                                               2,871             664

Net income                                                     5,331           1,233

Other comprehensive income (loss):
Unrealized gain (loss) on investments                          3,788          (1,387)
                                                            ------------------------
Comprehensive income (loss)                                 $  9,119        $   (154)
                                                            ========================


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, unaudited)

                                                               THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              2003             2002
                                                            -------------------------
REVENUES:
   Insurance operations:
      Life insurance premiums                               $  6,470         $  5,860
      Accident and health insurance premiums                  10,954           12,089
                                                            -------------------------
                                                              17,424           17,949

   Net investment income                                       2,599            2,739
   Net realized gains (losses) on investments                    796           (1,137)
   Other income                                                  560              680
                                                            -------------------------
      Total revenues                                          21,379           20,231

BENEFITS AND EXPENSES:
   Benefits to policyholders:
      Life insurance                                           3,844            5,427
      Accident and health claims                               7,495            7,257
                                                            -------------------------
                                                              11,339           12,684

   Amortization of deferred policy acquisition costs             285              907
   Insurance commissions                                       1,852            2,996
   General and administrative expenses                         3,740            4,194
                                                            -------------------------
      Total benefits and expenses                             17,216           20,781
                                                            -------------------------

Income before federal income taxes                             4,163             (550)

Income taxes expense (benefit)
Current                                                          934               50
Deferred                                                         523             (238)
                                                            -------------------------
                                                               1,457             (188)


Net income                                                     2,706             (362)

Other comprehensive income (loss):
Unrealized gain on investments                                 2,806              936
                                                            -------------------------
Comprehensive income                                        $  5,512         $    574
                                                            =========================


The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                              JUNE 30,
                                                                       2003             2002
                                                                      -------------------------
OPERATING ACTIVITIES
Net income                                                            $  5,331         $  1,233
Adjustments to reconcile net income to net cash used in
   operating activities:
     (Decrease) increase in future policy benefit reserves and
        other policy claims and benefits                               (10,154)           6,854
     Provision for deferred federal income taxes                           609             (196)
     Decrease in federal income taxes                                   (2,218)          (8,551)
     Increase in other liabilities                                       5,305            4,717
     Depreciation, amortization and accretion                              195            1,935
     Amortization of investment premiums, net                              (13)            (172)
     Amortization of gain on reinsurance transaction                      (952)          (1,127)
     Increase in uncollected premiums, accrued investment
        income and other                                                  (468)          (1,497)
     Decrease (increase) in reinsurance recoverable                      5,296          (10,089)
     Net realized (gain) loss on investments                              (741)           1,083
                                                                      -------------------------
Cash Provided By (Used in) Operating Activities                          2,190           (5,810)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                (28,217)         (63,707)
Sales of fixed maturity investments                                     34,016           63,008
Purchases of other investments                                         (48,974)         (61,165)
Sales of other investments                                              46,372           65,611
                                                                      -------------------------
Net Cash Provided By Investing Activities                                3,197            3,747
                                                                      -------------------------

Increase (decrease) in cash                                              5,387           (2,063)
Cash and cash equivalents at beginning of period                         2,041            5,598
                                                                      -------------------------
Cash and cash equivalents at end of period                            $  7,428         $  3,535
                                                                      =========================


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (In thousands)

1. GENERAL

The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 2003 and the related statement of income for the six and three months ended June 30, 2003 and 2002, and cash flow for the six months ended June 30, 2003 and 2002.

Income tax payments for the six months ended June 30, 2003 and June 30, 2002 were $4,479 and $9,412 respectively.

2. INVESTMENTS

The classification of fixed maturity investments is made at the time of purchase and, prospectively, that classification is reevaluated as of each balance sheet date. At June 30, 2003 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 2003:

                                                        GROSS           GROSS
                                       AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                          COST          GAINS            LOSS            VALUE
                                       --------------------------------------------------------
Fixed Income Securities:
   Governments                         $  9,670        $    897        $     13        $ 10,554
   Public utilities                      12,900           1,616              10          14,506
   Industrial and miscellaneous         132,466          12,550              88         144,928
                                       --------        --------        --------        --------

Total                                   155,036          15,063             111         169,988

Preferred Stock                           9,192             330              13           9,509
                                       --------        --------        --------        --------

Total                                  $164,228        $ 15,393        $    124        $179,497
                                       ========        ========        ========        ========

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (In thousands)

The amortized cost and fair value of available-for-sale investments in fixed maturities at June 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              AMORTIZED         FAIR
                                                COST            VALUE
Due in one year or less                       $  3,198        $  3,296
Due after one year through five years           27,723          30,321
Due after five years through ten years          55,905          60,903
Due after ten years                             68,210          75,468
                                              --------        --------

Total                                         $155,036        $169,988
                                              ========        ========

Proceeds from sales of investments in fixed maturities in the six-month period ended June 30, 2003 and 2002 were $ 34,017 and $63,027, respectively. Gross gains of $956 and $1,094 and gross losses of $215 and $2,177 were realized on sales during the six-month period ended June 30, 2003 and 2002, respectively.

3. NET INVESTMENT INCOME AND NET REALIZED LOSSES ON INVESTMENTS

Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows:


                                  Investment Income             Realized Gain (Loss)
                              ------------------------        ------------------------
                                 2003            2002            2003            2002
                              ------------------------        ------------------------
Fixed maturities              $ 5,240         $ 5,650         $   741         $(1,083)
Short-term investments             26              22               -               -
                              ------------------------        ------------------------
                                5,266           5,672         $   741         $(1,083)
                                                              ========================
Expenses                          (87)           (157)
                              ------------------------
Net investment income         $ 5,179         $ 5,515
                              ========================

FIRST FORTIS LIFE INSURANCE COMPANY
June 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    JUNE 30, 2003 COMPARED TO JUNE 30, 2002

REVENUES
First Fortis Life Insurance Company (the Company) life insurance premiums are principally composed of group life and credit life coverages. Group life and credit life business represented 78% and 22%, respectively of premium for the six months ended June 30, 2003; and 67% and 33%, respectively of premium for the six months ended June 30, 2002. This shift in premium from 2003 to 2002 is due to the credit life line's non-renewal of business. Premium decreases associated with the credit accident and health line also decreased as a result of business non- renewals. Slightly offsetting this accident and health credit premium decrease is an increase in dental premium from the six months ended June 30, 2002 to the six months ended June 30, 2003.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Net investment income decreased from $5.5 million during the six months ended June 30, 2002 to $5.2 million during the six months ended June 30, 2003 due to lower yielding investment markets. Changes in interest rates during the first half of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS
The total Company ratio of benefits to premium decreased to 62% for the six months ended June 30, 2003 from 70% for the six months ended June 30, 2002. Relatively larger case terminations on the accident and health disability line during the first half of 2003 compared to the first half of 2002 and the Company's continued review of credit life reserve estimates are the primary reasons for the benefit to premium ratio shifts.

EXPENSES
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium first quarter ratio increased to 21% at six months ended June 30, 2003 from 19% at six months ended June 30, 2002. Shifts in the mix of business are the primary reason for this increase as different products require varying levels of administrative costs. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

FIRST FORTIS LIFE INSURANCE COMPANY
June 30, 2003


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

FIRST FORTIS LIFE INSURANCE COMPANY
June 30, 2003

calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt. As of June 30, 2003, 93.2% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.

REGULATION
The Company is subject to the laws and regulations established by the New York State Insurance Department governing insurance business conducted in New York State. Periodic audits are conducted by the New York Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

ITEM 4.  CONTROLS AND PROCEDURES.
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FIRST FORTIS LIFE INSURANCE COMPANY
June 30, 2003

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a. 302 Certification of Chief Executive Officer (Exhibit 31.1) 302 Certification of Chief Financial Officer (Exhibit 31.2) 906 Certification of Chief Executive Officer (Exhibit 32.1) 906 Certification of Chief Financial Officer (Exhibit 32.2)

b.    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fortis Life Insurance Company
(Registrant)

  /s/ Larry M. Cains
  ---------------------------------
  Larry M. Cains
  Treasurer
  Date:  August 12, 2003