Form 10-Q
period 2003-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 2003-11-13
CIK 914804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       2003                 2002
                                                                                ----------------------------------------
ASSETS                                                                             (UNAUDITED)
Investments:
Fixed maturities, at fair value (amortized cost 2003 - $152,770;                $          164,832     $         175,616
  2002 - $166,221)
Preferred stock (cost 2003- $9,162, 2002- $3,054)                                            9,270                 3,100
Policy loans                                                                                    34                    24
Short-term investments                                                                       7,843                 3,394
Real estate and other investment                                                               304                   348
                                                                                ----------------------------------------
                                                                                           182,283               182,482

Cash and cash equivalents                                                                     --                   2,041

Receivables:
    Uncollected premiums, less allowance (2003-$0 and 2002-$100)                             1,684                 1,627
    Reinsurance recoverable on unpaid and paid losses                                      101,976               109,942
    Other                                                                                      138                 1,457
                                                                                ----------------------------------------
                                                                                           103,798               113,026

Accrued investment income                                                                    2,272                 2,333
Deferred policy acquisition costs                                                            1,103                 1,570
Property and equipment at cost, less accumulated depreciation
      (2003-$1,753 and 2002-$1,751)                                                           --                       4
Due from affiliates                                                                           --                   1,511
Federal income tax recoverable                                                                 640                  --
Deferred federal income taxes                                                                2,759                 4,170
Goodwill                                                                                     2,086                 1,971
Assets held in separate accounts                                                            39,500                43,430
                                                                                ----------------------------------------

      Total assets                                                              $          334,441     $         352,538
                                                                                ========================================




    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)


                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2003                 2002
                                                                                  ----------------------------------------
POLICY RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY                                (UNAUDITED)
Policy reserves and liabilities:
    Future policy benefit reserves:
      Life insurance                                                              $          42,528     $          55,084
      Interest sensitive and investment products                                              6,796                 6,699
      Accident and health                                                                    96,125                92,598
                                                                                  ----------------------------------------
                                                                                            145,449               154,381

    Unearned revenues                                                                        19,873                24,906
    Other policy claims and benefits payable                                                 30,646                31,424
    Income taxes payable                                                                          -                 2,478
    Deferred gain on reinsurance ceded                                                        8,540                 9,963
    Other liabilities                                                                        12,180                14,883
    Liabilities related to separate accounts                                                 39,500                43,430
                                                                                  ----------------------------------------
      Total policy reserves and liabilities                                                 256,188               281,465
                                                                                  ----------------------------------------

Shareholder's equity:
    Common stock, $20 par value:  authorized, issued                                          2,000                 2,000
      and outstanding shares -- 100,000
    Additional paid-in capital                                                               43,006                43,006
    Retained earnings                                                                        25,546                20,139
    Accumulated other comprehensive income                                                    7,701                 5,928
                                                                                  ----------------------------------------
      Total shareholder's equity                                                             78,253                71,073
                                                                                  ----------------------------------------

      Total policy reserves, liabilities and shareholder's equity                 $         334,441     $         352,538
                                                                                  ========================================






    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AN COMPREHENSIVE INCOME
(In thousands, unaudited)



                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2003                  2002
                                                                         -----------------------------------------
REVENUES:
    Insurance operations:
      Life insurance premiums                                            $            16,351     $         18,389
      Accident and health insurance premiums                                          34,128               37,188
                                                                         -----------------------------------------
                                                                                      50,479               55,577

    Net investment income                                                              7,742                8,363
    Net realized gains (losses) on investments                                           652               (1,922)
    Other income                                                                       1,612                1,902
                                                                         -----------------------------------------
      Total revenues                                                                  60,485               63,920

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                                                   9,900               14,608
      Accident and health claims                                                      22,869               24,725
                                                                         -----------------------------------------
                                                                                      32,769               39,333

    Amortization of deferred policy acquisition costs                                    (53)               1,986
    Insurance commissions                                                              6,847                6,401
    General and administrative expenses                                               12,604               10,130
                                                                         -----------------------------------------
      Total benefits and expenses                                                     52,167               57,850
                                                                         -----------------------------------------

Income before federal income taxes                                                     8,318                6,070

Income taxes expense (benefit)
Current                                                                                2,455                2,942
Deferred                                                                                 456                 (400)
                                                                         -----------------------------------------
                                                                                       2,911                2,542


Net income                                                               $             5,407    $           3,528
                                                                         =========================================

Other comprehensive income:
Unrealized gain on investments                                                         1,773                2,360
                                                                         -----------------------------------------
Comprehensive income                                                     $             7,180    $           5,888
                                                                         =========================================






    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, unaudited)


                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               2003                2002
                                                                         -------------------------------------
REVENUES:
    Insurance operations:
      Life insurance premiums                                            $          4,412     $         5,564
      Accident and health insurance premiums                                       11,212              12,844
                                                                         -------------------------------------
                                                                                   15,624              18,408

    Net investment income                                                           2,563               2,848
    Net realized (losses) on investments                                              (89)               (839)
    Other income                                                                      483                 583
                                                                         -------------------------------------
      Total revenues                                                               18,581              21,000

BENEFITS AND EXPENSES:
    Benefits to policyholders:
      Life insurance                                                                1,979               4,513
      Accident and health claims                                                    9,326               8,957
                                                                         -------------------------------------
                                                                                   11,305              13,470

    Amortization of deferred policy acquisition costs                                (534)                (86)
    Insurance commissions                                                           1,913                 491
    General and administrative expenses                                             5,781               2,952
                                                                         -------------------------------------
      Total benefits and expenses                                                  18,465              16,827
                                                                         -------------------------------------

Income before federal income taxes                                                    116               4,173

Income taxes expense (benefit)
Current                                                                               193               2,082
Deferred                                                                             (153)               (204)
                                                                         -------------------------------------
                                                                                       40               1,878


Net income                                                               $             76      $        2,295
                                                                         =====================================

Other comprehensive (loss) income:
Unrealized (loss) gain on investments                                              (2,015)              3,747
                                                                         -------------------------------------
Comprehensive (loss) income                                              $         (1,939)     $        6,042
                                                                         =====================================







    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                  2003                 2002
                                                                                           ----------------------------------------

OPERATING ACTIVITIES
Net income                                                                                 $            5,407     $          3,528
Adjustments to reconcile net income to net cash used in
    operating activities:
      (Decrease) increase in future policy benefit reserves and
        other policy claims and benefits                                                              (14,744)               2,526
      Provision for deferred federal income taxes                                                         456                 (400)
      Decrease in federal income taxes                                                                 (3,118)              (3,919)
      (Decrease) increase in other liabilities                                                         (2,699)               2,954
      Depreciation, amortization and accretion                                                            356                2,090
      Amortization of investment premiums, net                                                             23                 (175)
      Amortization of gain on reinsurance transaction                                                  (1,423)              (1,686)
      Decrease (increase) in uncollected premiums, accrued investment
        income and other                                                                                2,834                4,862
      Decrease in reinsurance recoverable                                                               7,966                  160
      Net realized (gain) loss on investments                                                            (652)               1,922
                                                                                           ----------------------------------------
Net cash (used in) provided by operating activities                                                    (5,594)              11,862

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                                               (39,472)             (89,230)
Sales of fixed maturity investments                                                                    47,485               77,118
Purchases of other investments                                                                        (69,365)              (1,057)
Sales of other investments                                                                             64,905                    -
                                                                                           ----------------------------------------
Net cash provided by (used in) investing activities                                                     3,553              (13,169)
                                                                                           ----------------------------------------

Decrease in cash                                                                                       (2,041)              (1,307)
Cash and cash equivalents at beginning of period                                                        2,041                5,598
                                                                                           ----------------------------------------
Cash and cash equivalents at end of period                                                 $                -     $          4,291
                                                                                           ========================================


    The accompanying notes are an integral part of the financial statements.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (In thousands)

1. GENERAL

The accompanying unaudited financial statements of First Fortis Life Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2003 and the related statement of income for the nine and three months ended September 30, 2003 and 2002, and cash flow for the nine months ended September 30, 2003 and 2002.

Income tax payments for the nine months ended September 30, 2003 and September 30, 2002 were $5,573 and $6,862 respectively.


2. INVESTMENTS

The classification of fixed maturity investments is made at the time of purchase and, prospectively, that classification is reevaluated as of each balance sheet date. At September 30, 2003 all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 2003:



                                                                   GROSS              GROSS
                                               AMORTIZED        UNREALIZED          UNREALIZED          FAIR
                                                 COST              GAINS               LOSS             VALUE
                                             ---------------------------------------------------------------------
Fixed Income Securities:
    Governments                              $       8,106    $           621     $           15    $       8,712
    Public utilities                                12,379              1,342                 28           13,693
    Industrial and miscellaneous                   132,285             10,268                126          142,427
                                             --------------   ----------------    ---------------   --------------

Total                                              152,770             12,231                169          164,832

Preferred Stock                                      9,162                152                 44            9,270
                                             --------------   ----------------    ---------------   --------------

Total                                        $     161,932    $        12,383     $          213    $     174,102
                                             ==============   ================    ===============   ==============

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (In thousands)


The amortized cost and fair value of available-for-sale investments in fixed maturities at September 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED              FAIR
                                                               COST                 VALUE
                                                          ----------------    ----------------
Due in one year or less                                   $         3,439     $         3,539
Due after one year through five years                              29,571              31,935
Due after five years through ten years                             58,557              62,743
Due after ten years                                                61,203              66,615
                                                          ----------------    ----------------

Total                                                     $       152,770     $       164,832
                                                          ================    ================



Proceeds from sales of investments in fixed maturities in the nine-month period ended September 30, 2003 and 2002 were $ 43,916 and $74,195, respectively. Gross gains of $1,160 and $1,226 and gross losses of $508 and $3,148 were realized on sales during the nine-month period ended September 30, 2003 and 2002, respectively.


3.  NET INVESTMENT INCOME AND NET REALIZED LOSSES ON INVESTMENTS

Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows:

                                                  Investment Income                  Realized Gain (Loss)
                                             ---------------------------------------------------------------
                                                 2003            2002             2003            2002
                                             -----------------------------     -----------------------------

Fixed maturities                             $       7,449     $    8,352      $      672       $    (1,913)
Preferred Stock                                        368            192              24                (9)
Short-term investments                                  38             50             (44)                -
                                             -----------------------------     -----------------------------
                                                     7,855          8,594      $      652       $    (1,922)
                                                                               =============================
Expenses                                              (113)          (231)
                                             -----------------------------
Net investment income                        $       7,742     $    8,363
                                             =============================

FIRST FORTIS LIFE INSURANCE COMPANY
September 30, 2003




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      FOR THE NINE MONTHS SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002


Fortis, Inc., the ultimate parent of First Fortis Life Insurance Company (the "Company") has initiated the process with the Securities and Exchange Commission for an initial public offering of its common stock.

REVENUES
The Company's accident and health insurance premiums are principally composed of group and credit coverages. Group accident and health and credit accident and health business represented 81% and 19%, respectively of premium for the nine months ended September 30, 2003; and 76% and 24%, respectively of premium for the nine months ended September 30, 2002. This shift in premium is due to the credit accident and health line's non-renewal of business. Premium associated with both the group life and credit life lines also decreased as a result of business non-renewals.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Net investment income decreased from $8.4 million during the nine months ended September 30, 2002 to $7.7 million during the nine months ended September 30, 2003 due to lower yielding investment markets. Changes in interest rates during the first nine months of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities.

BENEFITS
The total Company ratio of benefits to premium decreased from 71% to 65% for the nine months ended September 30, 2002 and September 30, 2003, respectively. This change is due primarily to a decrease in the group life line's benefit to premium ratio from 95% at September 30, 2002 to 64% at September 30, 2003. Driving this decrease was a change in reserve estimates. During the third quarter, Fortis Employee Benefits completed actuarial reserve adequacy studies for the group long-term disability, and group life products, which reflected that, in the aggregate, these reserves were redundant by $0.2 million (pre-tax). Therefore, reserves were released by $0.2 million in the third quarter to reflect these best estimates.

EXPENSES
The Company continues to monitor its commission rate structures, and, as indicated by market conditions, periodically adjusts rates paid. Rates paid vary by product type, group size and duration.

The Company's general and administrative expense to premium ratio increased to 25% from 18% for the nine months ended September 30, 2003 and 2002, respectively. The timing of overhead costs allocated to the credit life and credit accident and health lines is the primary reason for this increase. Also driving the increase are shifts in the mix of business as different products require varying levels of administrative costs. The Company continues to strive for improvements in the expense to gross revenue ratio while maintaining quality and timely services to the policyholders.

FIRST FORTIS LIFE INSURANCE COMPANY
September 30, 2003


ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In April of 2003, the FASB's Derivative Implementation Group ("DIG") released FAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments ("DIG B36"). The effective date of the implementation of the guidance is October 1, 2003. The Company is assessing whether adoption of DIG B36 will have a material impact on the Company's financial position or the results of operations.

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

FIRST FORTIS LIFE INSURANCE COMPANY
September 30, 2003


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

The Company has no long or short term debt. As of September 30, 2003, 95.1% of the Company's fixed maturity investments consisted of investment grade bonds. The Company does not expect this percentage to change significantly in the future.


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

FIRST FORTIS LIFE INSURANCE COMPANY
September 30, 2003

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

FIRST FORTIS LIFE INSURANCE COMPANY
September 30, 2003





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

First Fortis Life Insurance Company
(Registrant)

/s/ Larry M. Cains
-----------------------------------
Larry M. Cains
Treasurer
Date:  November 12, 2003