Form 10-K
period 2003-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2004-03-30
CIK 914804

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-K


(MARK ONE)
  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                                            OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM              TO
            COMMISSION FILE NUMBER  033-71690


                       FIRST FORTIS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

               NEW YORK                                       13-2699219
      (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

     308 MALTBIE STREET, SUITE 200
         SYRACUSE, NEW YORK                                     13204
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (315) 451-0066

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
         ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes              No    X
         ---          ---

            The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

            As of March 1, 2004, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      FIRST FORTIS LIFE INSURANCE COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

ITEM                                                                                             PAGE
NUMBER                                                                                           NUMBER
------                               PART I                                                      ------

1.       BUSINESS................................................................................   2

2.       PROPERTIES..............................................................................   4

3.       LEGAL PROCEEDINGS.......................................................................   4

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   5

                                     PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES...................................................   5

6.       SELECTED FINANCIAL DATA.................................................................   5

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..............................................................................   5

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   6

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................   8

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE..............................................................................   8

9A.      CONTROLS AND PROCEDURES.................................................................   8

                                     PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................   9

11.      EXECUTIVE COMPENSATION..................................................................   9

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
         MATTERS.................................................................................   9

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................   9

14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................   9

                                     PART IV

15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................   10

SIGNATURES......................................................................................   12

                           FORWARD-LOOKING STATEMENTS

         Some of the statements under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include, but are not limited to, those described under "Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

         If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

                                     PART I


ITEM 1.  BUSINESS.

         First Fortis is a stock life insurance company formed in 1971 and organized under the laws of the State of New York. It is a direct wholly owned subsidiary of Assurant, Inc. (Assurant), which owns and operates a number of companies that provide insurance products and related services in North America and selected other markets. Assurant, a Delaware corporation, completed an initial public offering of its common stock in February 2004, and its common stock now trades on The New York Stock Exchange. Prior to the initial public offering, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was done in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc. First Fortis has been a wholly owned subsidiary of Fortis, Inc. since 1989.

         In this report, references to the "Company," "First Fortis," "we," "us" or "our" refer to First Fortis Life Insurance Company. Also, in this report, references to "Assurant" refer to Fortis, Inc. and its subsidiaries prior to the merger described above, and Assurant, Inc. and its subsidiaries after the consummation of the merger described above.

         As an indirect wholly owned subsidiary of Assurant, First Fortis does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended, because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the SEC as securities. Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group, to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (The Hartford). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

         In addition, effective March 1, 2000, Assurant sold all of its long term care insurance operations to John Hancock Life Insurance Company (John Hancock). In connection with that sale, we reinsured our existing block of long-term care insurance policies to John Hancock on a coinsurance basis. Under the coinsurance agreement, we transferred 100% of the policy reserves and related assets on this block of business to John Hancock, and John Hancock agreed to be responsible for 100% of the policy benefits. The assets backing the liabilities on this business are held in a trust and John Hancock is obligated to fund the trust if the value of the assets is deemed insufficient to fund the liabilities. If John Hancock fails to fulfill these obligations, we will be obligated to make these payments.

         In 2001, another indirect wholly owned subsidiary of Assurant, Bankers American Life Assurance Company (BALAC), merged into First Fortis. Pursuant to that merger, First Fortis acquired all assets and liabilities of BALAC, which had been licensed to write insurance business only in the State of New York.

         On June 2, 2003, Assurant terminated the Voting Trust Agreement, dated June 1, 1999, pursuant to which Assurant's voting rights with respect to our stock had been placed in a trust. The trust was established after a stockholder in Belgium, Societe Generale de Belgique S.A. (SGB), and its parent company, Suez Lyonnaise des Eaux (Suez), acquired more than 20% of the stock of Fortis SA/NV, one of the indirect stockholders of Assurant. This caused Suez and SGB to hold indirectly more than 10% of our stock. However, as of April 24, 2003, Suez and SGB reduced their stock holdings to only 1.5% of Fortis SA/NV which, at that time, represented only 0.75% of our stock. Because the ownership percentage of Suez and SGB was substantially below the 10% threshold set forth in Section 1501(a)(2) of the New York Insurance Law, the trust was terminated pursuant to
Section 11(a) of the Voting Trust Agreement, and all voting rights of our stock are now held directly by Assurant.

         Assurant currently has four decentralized operating business segments including the following:

         o Assurant Employee Benefits, which provides employer- and employee-paid group dental insurance, as well as group disability insurance and group life insurance. In its core benefits business, Assurant Employee Benefits focuses on employer-sponsored programs for employers with typically between 20 and 1,000 employees and, at December 31, 2003, substantially all of Assurant Employee Benefits' coverages in force were for employers with less than 1,000 employees. This business segment has a particularly strong emphasis on employers with under 250 employees. The average in force case size at Assurant Employee Benefits was 56 enrolled employees as of December 31, 2003.

         o Assurant Solutions, which provides specialty property solutions and consumer protection solutions. Specialty property solutions primarily include creditor-placed homeowners insurance (including tracking services) and manufactured housing homeowners insurance. Consumer protection solutions primarily include debt protection administration, credit insurance and warranties and extended service contracts. Assurant Solutions develops, underwrites and markets specialty insurance products and services through collaborative relationships with its clients (financial institutions, retailers, manufactured housing and automobile dealers, utilities and other entities) to their customers. In its consumer protection solutions division, Assurant Solutions intends to continue to focus on being a low-cost provider of debt protection administration services, to leverage its administrative infrastructure with its large customer base clients and to manage the switch from credit insurance programs to debt protection programs in the United States.

         o Assurant Health, which provides individual health insurance, including short-term and student medical insurance, and small employer group insurance.

         o        Assurant PreNeed, which provides pre-funded funeral insurance.
                  This insurance provides whole life insurance death benefits or annuity benefits used to fund costs incurred in connection with pre-arranged funerals.

         First Fortis, which is licensed to sell life, health and annuity insurance only in New York, writes certain of the insurance products that are marketed in New York by the Assurant Employee Benefits and Assurant Solutions business segments. Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products, and we provide sales, marketing, underwriting, claims and other administrative services for those products. Within the Assurant Solutions segment, we market, sell and issue credit life and health insurance products, but the administration of those products is handled by other entities within that segment. Of our total gross revenues generated during 2003, approximately 76% were from the Assurant Employee Benefits segment and approximately 18% from the Assurant Solutions segment. It is possible that our sales of the credit life and health insurance products for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Assurant Solutions earns fee income from performing debt protection administration services for such institutions, but we are not involved in providing those services and do not receive that fee income.

RISK FACTORS

         First Fortis is subject to risks associated with our business. These risks include, among others:

         o Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

         o Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

         o Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

                  o        insurance industry cycles;

                  o        levels of employment;

                  o levels of inflation and movements of the financial markets;

                  o        fluctuations in interest rates;

                  o        monetary policy;

                  o        demographics; and

                  o        legislative and competitive factors.

         o Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

         o Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

         As of December 31, 2003, we had approximately 25 employees in our sales offices in New York City and Rochester, New York. In addition, approximately 33 Assurant employees, subject to a lease arrangement, spend at least a portion of their time working for us at our headquarters in Syracuse, New York.

ITEM 2.  PROPERTIES.

         We lease a 15,684 square foot office building in Syracuse, New York that serves as our headquarters. We also lease 9,471 square feet of space in New York City and 2,539 square feet of space in Rochester, New York that serve as sales offices. We believe that our leased properties are adequate for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS.

         We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not required under reduced disclosure format.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

            There is no public trading market for our common stock. As of March 1, 2004, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We did not pay any dividends to our stockholder in 2002 or 2003. As part of the regulatory approval process for the 2001 merger of BALAC into First Fortis, we agreed not to pay any ordinary dividends to Assurant until fiscal year 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not required under reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see "Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

OVERVIEW

                                                                                 FOR THE YEARS ENDED
                                                                                     DECEMBER 31,
                                                                              2003                 2002
                                                                              ----                 ----
                                                                                    (IN MILLIONS)

REVENUES:
    Net earned premiums and other considerations                              $69                  $74
    Net investment income                                                      10                   11
    Net realized gains (losses) on investments                                  1                  (3)
    Fees and other income                                                       2                    3
                                                                                -                    -
       Total revenues                                                          82                   85
                                                                               --                   --
BENEFITS, LOSSES AND EXPENSES:
    Policyholder benefits                                                      45                   47
    Selling, underwriting and general expenses                                 24                   26
                                                                               --                   --
        Total benefits, losses and expenses                                    69                   73
                                                                               --                   --
INCOME BEFORE INCOME TAXES:                                                    13                   12
    Income taxes                                                                4                    4
                                                                                -                    -
NET INCOME                                                                     $9                   $8
                                                                               ==                   ==

YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

         Total Revenues

         Total revenues decreased by $3 million, or 3.5%, from $85 million for the year ended December 31, 2002, to $82 million for the year ended December 31, 2003. This decrease was primarily due to a decline in net earned premiums, resulting from a decline in the rate of renewals for both the group life and the credit life and health business. The decline in renewals for the group life business resulted primarily from our continued pricing discipline. The decline in renewals for the credit life and health business resulted primarily from an adverse regulatory climate that has affected this line of business generally. In 2003, our total net earned premiums were derived 83% from the group life, group dental and group disability business, and 17% from the credit life and health business. In 2002, the group life, group dental and group disability business accounted for 77% of our premiums, and the credit life and health business accounted for 23% of our premiums.

         Net investment income decreased slightly from $11 million in 2002 to $10 million in 2003 due to lower yielding investment markets. Changes in interest rates during 2003 and 2002 resulted in recognition of realized gains and losses on sales of securities. The Company realized gains of $1 million and losses of $3 million in 2003 and 2002, respectively. We continue to match investment portfolio composition to liquidity needs and capital requirements.

         Policyholder Benefits

         Policyholder benefits decreased by $2 million, or 4.3%, from $47 million for the year ended December 31, 2002, to $45 million for the year ended December 31, 2003. The decrease was driven by favorable development in disability claims and lower claims volume due to the reduction in group life net earned premiums. In addition, during the third quarter of 2003, we completed reserve studies for the group life, group dental and group disability products, which concluded that, in the aggregate, these reserves were redundant. Adjustments were made to reserves to reflect current mortality and morbidity experience. In addition, the reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $0.2 million.

         The total policyholder benefit to premium ratio increased from 64% in 2002 to 65% in 2003. Although the group dental, group disability and group life loss ratios were all impacted by the reserve adjustment described above, our overall increase is due primarily to the credit life and health business. In that line of business, the policyholder benefit to premium ratio increased from 39% in 2002 to 60% in 2003, driven by two primary factors. First, we have ceased writing any new single premium life insurance business and the existing policies are in run-off. These policies have an average 36 month term and, in run-off, the net earned premiums decrease more quickly than benefits because of premium cancellations. Second, we are no longer marketing mortgage life insurance, which had a low loss ratio.

         Expenses

          Commensurate with the decline in net earned premiums from 2002 to 2003, general and administrative expenses fell from $26 million in 2002 to $24 million in 2003. Our general and administrative expense to premium ratio stayed flat at 22% from 2002 to 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers' and our stockholder's interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk, as well as inflation risk.

         Interest rate risk is the possibility the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

         Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed income investment portfolio and, to a lesser extent, in our reinsurance recoverables.

INTEREST RATE RISK

         Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk--price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2003, we held $168 million of fixed maturity securities at fair market value and $4 million of commercial mortgages at amortized cost for a combined total of 90% of total invested assets. As of December 31, 2002, we held $176 million of fixed maturity securities at fair market value and no commercial mortgages for a combined total of 96% of total invested assets.

         We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

         Our group long-term disability reserves are also sensitive to interest rates. Group long-term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

         The interest rate sensitivity of our fixed maturity security assets is assessed using hypothetical test scenarios that assume several positive and negative parallel shifts of the underlying yield curves. The individual securities are repriced under each scenario using a valuation model. For investments such as mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology.

CREDIT RISK

         We have exposure to credit risk primarily as a holder of fixed income securities and by entering into reinsurance cessions.

         Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody's or Standard & Poor's ratings to determine an issuer's rating.

         We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

         For at least 50% of our $100 million of reinsurance recoverables at December 31, 2003, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers. We believe that a majority of our reinsurers are rated "A-" or better by A.M. Best.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not required under reduced disclosure format.

ITEM 11.  EXECUTIVE COMPENSATION.

         Not required under reduced disclosure format.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Not required under reduced disclosure format.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not required under reduced disclosure format.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2003. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by the Audit Committee of our Board of Directors during the fiscal years ended December 31, 2002 and 2003.

                                             FISCAL YEAR ENDED                    FISCAL YEAR ENDED
                                             DECEMBER 31, 2002                    DECEMBER 31, 2003
                                             -----------------                    -----------------
DESCRIPTION OF FEES (IN THOUSANDS)       AMOUNT         PERCENTAGE OF         AMOUNT         PERCENTAGE OF
                                                          SERVICES                              SERVICES
                                                         APPROVED BY                          APPROVED BY
                                                       AUDIT COMMITTEE                      AUDIT COMMITTEE
Audit Fees                                $106              100%                $59               100%
Audit Related Fees                         $0                N/A                $0                N/A
Tax Fees                                   $0                N/A                $0                N/A
All Other Fees                             $0                N/A                $0                N/A

         In March 2004, the Audit Committee of the Board of Directors of the Company adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Committee's power to:

                  o Retain and terminate independent auditors and approve all audit engagement fees and terms;

                  o Inform each registered public accounting firm performing work for the Company that such shall report directly to the Audit Committee;

                  o Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

                  o Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than "prohibited non-auditing services."

          "Prohibited nonauditing services" are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Audit Committee at a later time.


                                     PART IV


  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1.  FINANCIAL STATEMENTS

         The following financial statements of First Fortis Life Insurance Company, incorporated by reference into Item 8, are attached hereto:


                                                                                                      Page
         Financial Statements of First Fortis Life Insurance Company
         Report of Independent Auditors                                                               F-1
         Balance Sheets of First Fortis Life Insurance Company at December 31, 2003 and 2002          F-2
         Statements of Operations of First Fortis Life Insurance Company for the Three Fiscal
             Years in the Period Ended December 31, 2003                                              F-4
         Statements of Changes in Stockholder's Equity of First Fortis Life Insurance Company
             for the Three Fiscal Years in the Period Ended December 31, 2003                         F-5
         Statements of Cash Flows of First Fortis Life Insurance Company for the Three Fiscal
             Years in the Period Ended December 31, 2003                                              F-6
         Notes to Financial Statements of First Fortis Life Insurance Company                         F-8

         2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of First Fortis Life Insurance Company are attached hereto:

         None.

         3.  EXHIBITS

         The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
-------             -------------------
3.1      Articles of Incorporation of First Fortis Life Insurance Company
         (incorporated by reference from the Registrant's Form 10-K filed, File
         No. 33-71690, filed on March 29, 1996).

3.2 By-laws of First Fortis Life Insurance Company (incorporated by reference from the Registrant's Registration Statement on Form N-4,
         File No. 33-71686, and Separate Account A filed on November 15, 1993).

4.1      Form of Combination Fixed and Variable Group Annuity Contract;
         (incorporated by reference from the Registrant's Post-Effective
         Amendment No. 2 to the Registration Statement on Form N-4, File No.
         33-71686, and Separate Account A filed on April 27, 1995).

4.2      Form of Application to be used in connection with Form of Combination
         Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from the Registrant's Post-Effective
         Amendment No. 2 to the Registration Statement on Form N-4, File No.
         33-71686, and Separate Account A filed on April 27, 1995).

4.3 Form of IRA Endorsement (incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration
         Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 27, 1995). 4.4 Form of Section 403(b) Annuity Endorsement
         (incorporated by reference from Registrant's Post-Effective Amendment
         No. 2 to the Registration Statement on Form N-4, File No. 33-71686, and
         Separate Account A filed on April 27, 1995).

10.1     Stock Option Plan (incorporated by reference from Exhibit 10.2 to
         Assurant, Inc.'s Registration Statement on Form S-1 (File No.
         333-109984) and amendments thereto, originally filed on October 24,
         2003).

10.2     Assurant 2004 Long-Term Incentive Plan (incorporated by reference from
         Exhibit 10.3 to Assurant, Inc.'s Registration Statement on Form S-1/A
         (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3 Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.4     Executive Pension and 401(k) Plan (incorporated by reference from
         Exhibit 10.5 to Assurant, Inc.'s Registration Statement on Form S-1
         (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5     Assurant Directors Compensation Plan (incorporated by reference from
         Exhibit 10.12 to Assurant, Inc.'s Registration Statement on Form S-1/A
         (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.6 Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to Assurant, Inc.'s Registration Statement on Form
         S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.7 Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.'s Registration Statement on Form
         S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.8 Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.'s Registration Statement on Form
         S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.9     Investment Plan (incorporated by reference from Exhibit 10.18 to
         Assurant, Inc.'s Registration Statement on Form S-1 (File No.
         333-109984) and amendments thereto, originally filed on October 24,
         2003).

24.1     Power of Attorney.

31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1     Certification of Chief Executive Officer of First Fortis Life Insurance
         Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer of First Fortis Life Insurance
         Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.


                                           FIRST FORTIS LIFE INSURANCE COMPANY


                                           By: /s/ Robert B. Pollock
                                              ----------------------------------
                                              Name:  Robert B. Pollock
                                              Title: President, Chief Executive
                                                     Officer and Chairman of the
                                                     Board (Principal Executive
                                                     Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2004.

           SIGNATURE                                                         TITLE
           ---------                                                         -----

     /s/ Robert B. Pollock                                  President, Chief Executive Officer and
--------------------------------                                    Chairman of the Board
       Robert B. Pollock                                       (Principal Executive Officer)

              *                                     Senior Vice President and Chief Administrative Officer
--------------------------------                                        and Director
       Terry J. Kryshak

      /s/ Larry M. Cains                                            Treasurer and Director
--------------------------------                                (Principal Financial Officer)
        Larry M. Cains

               *                                             Chief Financial Officer and Director
--------------------------------                                (Principal Accounting Officer)
        Barbara R. Hege

               *                                                           Director
--------------------------------
       Allen R. Freedman

               *                                                           Director
--------------------------------
      Clarence E. Galston

               *                                                           Director
--------------------------------
      Dale Edward Gardner

               *                                                           Director
--------------------------------
    Kenneth Warwick Nelson

               *                                                           Director
--------------------------------
       Esther L. Nelson


         *By:     /s/ Douglas R. Lowe
              -----------------------------------
                 Douglas R. Lowe
                 Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholder of First Fortis Life Insurance Company:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of First Fortis Life Insurance Company (the Company), an indirect, wholly owned subsidiary of Fortis (SA/NV) and Fortis N.V., at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 20, 2004

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------



                                                                                         DECEMBER 31,
                                                                              -------------------------------
                                                                                 2003                  2002
                                                                              --------               --------
                                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Investments:
    Fixed maturities available for sale, at fair value
     (amortized cost- $157,032 in 2003 and $166,221 in 2002)                  $167,712               $175,616
    Equity securities available for sale, at fair value
     (cost- $9,574 in 2003 and  $3,054 in 2002)                                  9,784                  3,100
    Commercial mortgage loans on real estate, at amortized cost                  3,800                   --
    Policy loans, at amortized cost                                                 37                     24
    Short-term investments, at amortized cost                                    8,091                  3,394
    Other investments                                                              275                    348
                                                                              --------               --------
       Total investments                                                       189,699                182,482

Cash and cash equivalents                                                        1,060                  2,030
Premiums and accounts receivable                                                 2,777                  2,793
Reinsurance recoverables                                                       100,451                110,128
Due from affiliates                                                               --                    1,511
Accrued investment income                                                        2,185                  2,333
Deferred acquisition costs                                                         942                  1,570
Deferred income taxes, net                                                       3,040                  4,170
Goodwill                                                                         2,038                  1,971
Other assets                                                                        82                    108
Assets held in separate accounts                                                39,678                 43,430
                                                                              --------               --------
       Total assets                                                           $341,952               $352,526
                                                                              ========               ========




             See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Balance Sheets
Years Ended December 31, 2003 and 2002

--------------------------------------------------------------------------------


                                                                           DECEMBER 31,
                                                                -------------------------------
                                                                  2003                   2002
                                                                --------               --------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
Liabilities
Future policy benefits and expenses                             $ 24,143               $ 14,991
Unearned premiums                                                 35,798                 55,578
Claims and benefits payable                                      137,233                140,142
Commissions payable                                                3,811                  3,848
Reinsurance balances payable                                       1,935                  2,807
Funds held under reinsurance                                          94                    261
Deferred gain on disposal of businesses                            8,067                  9,963
Due to affiliates                                                  2,407                   --
Accounts payable and other liabilities                             6,264                  7,955
Income tax payable                                                 1,771                  2,478
Liabilities related to separate accounts                          39,678                 43,430
                                                                --------               --------
       Total liabilities                                         261,201                281,453


STOCKHOLDER'S EQUITY
Common stock, $20 par value: authorized,
     issued and outstanding shares - 100,000                       2,000                  2,000
Additional paid-in capital                                        43,006                 43,006
Retained earnings                                                 28,663                 20,139
Accumulated other comprehensive income                             7,082                  5,928
                                                                --------               --------
Total stockholder's equity                                        80,751                 71,073
                                                                --------               --------
       Total liabilities and stockholder's equity               $341,952               $352,526
                                                                ========               ========


             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

--------------------------------------------------------------------------------


                                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                             2003                  2002                    2001
                                                           --------               --------                --------
                                                                               (IN THOUSANDS)
Revenues
Net earned premiums and other considerations               $ 69,206               $ 74,215                $ 62,059
Net investment income                                        10,315                 11,171                  10,006
Net realized gain (loss) on investments                         646                 (2,599)                 (1,722)
Amortization of deferred gain on disposal
   of businesses                                              1,896                  2,242                   1,984
Fees and other income                                           306                    368                     938
                                                           --------               --------                --------
       Total revenues                                        82,369                 85,397                  73,265

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                        45,114                 47,151                  42,469
Amortization of deferred acquisition costs                      774                  2,319                     534
Underwriting, general and administrative
     expenses                                                23,237                 23,638                  18,197
                                                           --------               --------                --------
       Total benefits, losses and expenses                   69,125                 73,108                  61,200
                                                           --------               --------                --------

Income before income taxes                                   13,244                 12,289                  12,065
Income taxes                                                  4,507                  4,197                   4,241
                                                           --------               --------                --------
       Net income                                          $  8,737               $  8,092                $  7,824
                                                           ========               ========                ========



             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

--------------------------------------------------------------------------------




                                                                                                     ACCUMULATED
                                                            ADDITIONAL                                  OTHER
                                             COMMON          PAID-IN            RETAINED            COMPREHENSIVE
                                              STOCK          CAPITAL            EARNINGS            INCOME (LOSS)      TOTAL
                                           -----------------------------------------------------------------------------------------
                                                                             (in thousands)

Balance, January 1, 2001                   $  2,000          $ 37,440          $  4,223           $   (285)          $ 43,378
                                                                                                                     --------
   BALAC equity as of 11/30/01                   --             5,566                --                 --              5,566
   Comprehensive income:
       Net income                                --                --             7,824                 --              7,824
       Net change in unrealized
         gains on securities                     --                --                --              2,532              2,532
                                                                                                                     --------
       Total comprehensive income                                                                                      10,356
                                           --------          --------          --------           --------           --------
Balance, December 31, 2001                    2,000            43,006            12,047              2,247             59,300
                                                                                                                     --------
   Comprehensive income:
       Net income                                --                --             8,092                 --              8,092
       Net change in unrealized
         gains on securities                     --                --                --              3,681              3,681
                                                                                                                     --------
       Total comprehensive income                                                                                      11,773
                                           --------          --------          --------           --------           --------
Balance, December 31, 2002                    2,000            43,006            20,139              5,928             71,073
                                                                                                                     --------
   Comprehensive income:
       Net income                                --                --             8,737                 --              8,737
       Net change in unrealized
         gains on securities                     --                --                --                941                941
       Other                                     --                --              (213)               213                 --
                                                                                                                     --------
       Total comprehensive income                                                                                       9,678
                                           --------          --------          --------           --------           --------
Balance, December 31, 2003                 $  2,000          $ 43,006          $ 28,663           $  7,082           $ 80,751
                                           ========          ========          ========           ========           ========



             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------




                                                                              YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      2003              2002              2001
                                                                ----------------- -----------------  ---------------
                                                                                 (IN THOUSANDS )
OPERATING ACTIVITIES
Net income                                                      $   8,737           $   8,092               7,824
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Change in reinsurance recoverable                                9,677              (2,075)            (15,412)
   Change in premiums and accounts receivables                      1,527               3,995                (338)
   Change in deferred acquisition costs                               628               2,190                 344
   Change in accrued investment income                                148                 155                 378
   Change in insurance policy reserves and liabilities            (13,537)                 47               2,382
   Change in accounts payable and other liabilities                   716              (3,897)               (327)
   Change in commissions payable                                      (37)                107               1,023
   Change in reinsurance payable                                     (872)                (76)               (215)
   Change in funds held under reinsurance                            (167)                 68                   2
   Amortization of deferred gain on
       disposal of businesses                                      (1,896)             (2,243)             (1,984)
   Change in income taxes                                             (83)             (4,241)               (462)
   Net realized (gains) losses on investments                        (646)              2,599               1,722
   Other                                                               18                (207)                821
                                                                ---------           ---------           ---------
           Net cash provided by (used in) operating
           activities                                               4,213               4,514              (4,242)

INVESTING ACTIVITIES
Sales of:
   Fixed maturities available for sale                             30,892              86,092              60,078
   Equity securities available for sale                             2,486               1,640                 435
   Other invested assets                                               73                 126              (1,015)
Maturities, prepayments and scheduled redemption of:
   Fixed maturities available for sale                             22,221              14,276              13,529
Purchase of:
   Fixed maturities available for sale                            (43,359)           (111,100)            (50,312)
   Equity securities available for sale                            (8,986)             (2,096)               (498)
(Increase) in commercial mortgage loans on real estate             (3,800)               --                  --
(Increase) decrease in short term investments                      (4,697)              3,207               4,026
(Increase) in policy loans                                            (13)                (18)                 (2)
Net cash received related to acquisition/sale of
   business via reinsurance                                            --                  --               6,766
Cash used for BALAC                                                    --                  --             (32,875)
                                                                ---------           ---------           ---------
           Net cash (used in) provided by investing
           activities                                              (5,183)             (7,873)                132


             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------





                                                                          YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   2003              2002              2001
                                                                 -------           -------           -------
                                                                              (IN THOUSANDS )
FINANCING ACTIVITIES
 Activities related to investment products:
       Considerations received                                        --                --             1,864
       Surrenders and death benefits                                  --                --              (317)
       Interest credited to policyholders                             --                --                84
                                                                 -------           -------           -------
           Net cash provided by financing activities                  --                --             1,631
Change in cash and cash equivalents                                 (970)           (3,359)           (2,479)
Cash and cash equivalents at beginning of period                   2,030             5,389             7,868
                                                                 -------           -------           -------
Cash and cash equivalents at end of period                       $ 1,060           $ 2,030           $ 5,389
                                                                 =======           =======           =======

Supplemental schedule of non-cash investing activities:
Assets and liabilities transferred in reinsurance
transactions (Note 9):
Non-cash assets (ceded) received:
  Other assets                                                   $    --           $   (63)          $  (182)
  Deferred acquisition costs                                          --                --            (3,957)
  Separate accounts                                                   --                --               143
                                                                 -------           -------           -------

Total value of assets (ceded) received                           $    --           $   (63)          $(3,996)
                                                                 =======           =======           =======

Non-cash liabilities ceded (assumed):
Future policy benefit reserves                                   $    --           $     --          $ 6,957
Other liabilities                                                     --                (32)              25
                                                                 -------           --------          -------

Total liabilities ceded (assumed)                                $    --           $   (32)          $ 6,982
                                                                 =======           =======           =======


Supplemental information:
       Income taxes paid                                         $ 4,544           $ 8,455           $ 4,703



             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------







1.      NATURE OF OPERATIONS

First Fortis Life Insurance Company (the "Company") is a provider of life and health insurance products. At December 31, 2003, the Company was a wholly owned subsidiary of Fortis, Inc. ("Fortis"), which itself was an indirect, wholly owned subsidiary of Fortis (SA/NV) of Belgium and Fortis N.V of the Netherlands (collectively, the "Parent").


On February 5, 2004, the Parent sold approximately 65% of its ownership interest in Fortis via an Initial Public Offering ("IPO"). In connection with the IPO, Fortis was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis. Assurant, Inc is traded on the New York Stock Exchange under the symbol AIZ.

The Company is incorporated in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company's revenues are derived primarily from group employee benefits and credit products and health. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company's balance sheet that involve accounting estimates and actuarial determinations are goodwill, reinsurance recoverables, valuation of investments, deferred acquisition costs ("DAC"), liabilities for future policy benefits and expenses, and claims and benefits payable. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable.


COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

RECLASSIFICATIONS

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------






CASH AND CASH EQUIVALENTS

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried principally at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

INVESTMENTS

The Company's investment strategy is developed based on many factors including insurance asset and liability management, rate of return, maturity, credit risk, tax considerations and regulatory requirements.

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. Changes in fair values of available for sale securities, after related deferred income taxes and after adjustment for the changes in the pattern of amortization of deferred policy acquisition costs and participating policyholder dividends, are reported as accumulated other comprehensive income and, accordingly, have no effect on net income. The unrealized appreciation or depreciation in the fair value of available for sale securities is reported net of taxes that would have been required as a charge or credit to income had such unrealized amounts been realized.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. Allowances, if necessary, are established for mortgage loans based on the difference between the unpaid loan balance and the estimated fair value of the underlying real estate when such loans are determined to be in default as to scheduled payments. The change in the allowance for losses is recorded as realized gains and losses on investments. Such allowances are based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and highly liquid investments. These amounts are carried principally at cost, which approximates fair value.

The Company regularly monitors its investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. The Company's methodology to identify potential impairments requires professional judgment. Changes in individual security values are monitored on a semi-monthly basis in order to identify potential problem credits. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company's investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level. Inherently, there are risks and uncertainties involved in

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other-than-temporary.

Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company's mortgage-backed securities and structured securities are of high credit quality. Therefore, the retrospective method is used to adjust the effective yield.

REINSURANCE

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company's primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience, and current economic conditions.

DEFERRED ACQUISITION COSTS (DAC)

The costs of acquiring new business, which vary with and are directly related to the production of new business, are deferred to the extent recoverable and amortized. For credit life, disability, accident and health insurance products, such costs are amortized over the premium paying period. For interest sensitive and investment products, such costs are amortized in relation to expected future gross profits.

A premium deficiency is recognized by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

GOODWILL

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized,

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

On December 31, 2001, the Company entered into an agreement with Protective Life Corporation which provided for the assumption of its Dental Benefits Division. The blocks of business purchased included group dental, group life and group disability insurance products. At that time, the Company recorded $1,625 of goodwill on this transaction. In 2002, the Company completed its final allocation of purchase price and recorded $22 in additional goodwill. As of December 31, 2003 and 2002, the Company has $1,714 and 1,647, respectively, of goodwill for this business.

SEPARATE ACCOUNTS

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations. Through April 1, 2001, the Company received administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees were included in net earned premiums and other considerations in the statements of operations. Since April 1, 2001, all fees have been ceded to the Hartford Life Insurance and Annuity Company (the "Hartford") (see note 4).

The Company received mortality and expense risk fees from the separate accounts, deducted monthly cost of insurance charges, and received minimum death benefit guarantee fees along with issue and administrative fees from the variable life insurance separate accounts prior to the sale.

The Company made contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company made periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities in the benefit payment period. The Company also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




Company also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as minimum premium payments are made. The risk associated with minimum business guarantees has been ceded to the Hartford as noted above.

INCOME TAXES

Beginning January 1, 2003, the Company files consolidated federal income tax return with its parent, Fortis, Inc.

From January 1, 2001 through December 31, 2002, the Company reported its taxable income in a separately filed federal income tax return.

From May 1, 1997 through December 31, 2000, the Company reported its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Fortis. Income tax expense or credits were allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a Tax Allocation Agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial statement purposes and for income tax purposes.

OTHER ASSETS

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to income at that time.

REVENUES AND FUTURE POLICY BENEFIT RESERVES

Premiums for traditional life insurance products are recognized as revenues when due over the premium-paying period. Reserves for future policy benefits are computed using the net level method and include investment yield, mortality, withdrawal, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations.

Revenues for investment products consist of charges assessed against policy account balances during the period for the cost of insurance, policy administration, and surrender charges. Future policy benefit reserves are computed under the retrospective deposit method and consist of policy account balances before applicable surrender charges. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. Interest crediting rates for investment products ranged from 3% to 7% in 2003, 3% to 10% in 2002 and 3% to 10.8% in 2001.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




Premiums for accident and health insurance products, including medical, long-term and short-term disability and dental insurance products, are recognized as revenues ratably over the contract period in proportion to the risk insured. Reserves for future disability benefits are based on the 1987 Commissioners Group Disability Table. The valuation interest rate is the Single Premium Immediate Annuity valuation rate less 100 basis points. Claims in the first five years are modified based on the Company's actual experience.

CLAIMS AND BENEFITS PAYABLE

Other policy claims and benefits payable for reported and incurred but not reported claims and related claims adjustment expenses are determined using case-basis estimates and past experience. The methods of making such estimates and establishing the related liabilities are continually reviewed and updated. Any adjustments resulting there from are reflected in income currently.

GUARANTY FUND ASSESSMENTS

There are a number of insurance companies that are currently under regulatory supervision. This may result in future assessments to the Company by state guaranty fund associations to cover losses to policyholders of insolvent or rehabilitated companies. These assessments can be partially recovered through a reduction in future premium taxes in some states. The Company believes it has adequately provided for the impact of future assessments relating to current insolvencies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in Restructuring ("EITF 94-3")). EITF 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees ("FIN 45"). FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements and indirect guarantees of indebtedness of others. This new accounting standard is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures. The Company adopted this standard on

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




January 1, 2003, and the adoption did not have a material impact on the Company's financial position or the results of operations.

In April 2003, the FASB's Derivative Implementation Group ("DIG") released FAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangement and Debt Instrument that Incorporates Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the obligor under those Instruments ("DIG B36"). DIG B36 addresses whether FAS 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. The effective date of the implementation guidance is October 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

On July 7, 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company assessed this statement and determined that the adoption of this statement will not have a material impact on the Company's financial position or the results of operations.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which clarifies the consolidation accounting guidance in ARB 51, Consolidated Financial Statements, as it applies to certain entities in which equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIEs"). FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46 apply immediately to VIEs

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




created after January 31, 2003, and to VIEs in which an enterprise holds a variable interest that was acquired after February 1, 2003. On October 8, 2003, the FASB deferred the adoption of FIN 46 until reporting periods ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.


3.       MERGERS AND ACQUISITIONS

BANKERS AMERICA LIFE ASSURANCE COMPANY ("BALAC")

On November 30, 2001, the Company completed a statutory merger in which Bankers American Life Assurance Company ("BALAC"), a New York insurance company, merged into the Company (the "Merger"). The Merger was completed as part of an internal reorganization being effected by Fortis with respect to certain of its life and health insurance companies. This transaction was accounted for at historical cost, similar to pooling of interests. The results of operations for BALAC have been included as of January 1, 2001.

DENTAL BENEFITS DIVISION ("DBD") OF PROTECTIVE LIFE CORPORATION ("PROTECTIVE")

The following transaction was accounted for under the purchase method. Consequently, the purchase price was allocated to assets acquired and liabilities assumed based on the relative fair values. On December 31, 2001, the Company purchased the Dental Benefits Division of Protective Life Corporation ("Protective"). The purchase included group dental, group life and group disability insurance products ("Insurance Products"). The Company entered into a reinsurance agreement with Protective for these insurance products on a 100% co-insurance basis and performs administration services for such insurance products. The Company assumed approximately $239 of reserves, paid cash of approximately $2,350 and recorded $1,647 of goodwill at December 31, 2001. The result of operation of the business acquired has been included in the financial statements since the date of acquisition.


4.       DISPOSITIONS


FORTIS FINANCIAL GROUP ("FFG")

On April 2, 2001, the Company entered into a reinsurance agreement with the Hartford Life Insurance and Annuity Company (the "Hartford") for the sale of its Fortis Financial Group ("FFG") division. FFG includes annuity contracts (collectively, the "Insurance Contracts") written by the Company. Certain of the Insurance Contracts permit investment in, among other investment options, various series of the Fortis Series Fund.

To execute the sale as it relates to the Company, the Hartford reinsured the Insurance Contracts on a 100% coinsurance basis (or 100% modified coinsurance basis for the Separate Accounts block) and agreed to administer the Insurance Contracts going forward. The Company received in connection with the sale an aggregate consideration of approximately $15,000 from the Hartford. The reinsurance contracts did not legally replace the Company as the insurer to policyholders or extinguish the Company's liabilities to its policyholders. The reserves for this block of business are included in the

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




Company's reserves, see Note 9. The deferred gain is being amortized over the remaining estimated life of the underlying business. The amortization of the deferred gain is more rapid in the first few years after sale and will be slower as the liabilities in the reinsured block decrease. During 2003, 2002 and 2001, the Company recognized pre-tax income of approximately $1,694, $1,985, and $1,646, respectively, reflecting the amortization of a portion of the deferred gain in the results of operations.



5.       INVESTMENTS

The amortized cost and fair value of fixed maturities and equity securities were as follows:



                                                            COST OR             GROSS             GROSS
                                                           AMORTIZED          UNREALIZED       UNREALIZED
                                                              COST              GAINS            LOSSES           FAIR VALUE
                                                            --------          --------          --------          ----------

AT DECEMBER 31, 2003
FIXED MATURITIES
BONDS:
 United States Government and government
    agencies and authorities                                $ 27,211          $    861          $    (18)          $ 28,054
 States, municipalities and political subdivisions             2,775               246                --              3,021
 Foreign governments                                           5,349               396               (23)             5,722
 Public utilities                                             20,239             2,047                --             22,286
 All other corporate bonds                                   101,458             7,226               (55)           108,629
                                                            --------          --------          --------           --------
       Total fixed maturities                               $157,032          $ 10,776          $    (96)          $167,712
                                                            ========          ========          ========           ========
EQUITY SECURITIES
NON-REDEEMABLE PREFERRED STOCKS:
 Non-sinking fund preferred stocks                          $  9,574          $    256          $    (46)          $  9,784
                                                            --------          --------          --------           --------
       Total equity securities                              $  9,574          $    256          $    (46)          $  9,784
                                                            ========          ========          ========           ========

AT DECEMBER 31, 2002
FIXED MATURITIES
BONDS:
 United States Government and government
    agencies and authorities                                $ 36,949          $  1,787          $     --           $ 38,736
 States, municipalities and political subdivisions             2,778               217                --              2,995
 Foreign governments                                           4,173               406                --              4,579
 Public utilities                                             23,869             1,473              (450)            24,892
 All other corporate bonds                                    98,452             6,267              (305)           104,414
                                                            --------          --------          --------           --------
       Total fixed maturities                               $166,221          $ 10,150          $   (755)          $175,616
                                                            ========          ========          ========           ========
EQUITY SECURITIES
NON-REDEEMABLE PREFERRED STOCKS:
 Non-sinking fund preferred stocks                          $  3,054          $     64          $    (18)          $  3,100
                                                            --------          --------          --------           --------
       Total equity securities                              $  3,054          $     64          $    (18)          $  3,100
                                                            ========          ========          ========           ========


FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





The amortized cost and fair value of fixed maturities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                AMORTIZED
                                                  COST            FAIR VALUE
                                                --------          ----------
Due in one year or less                         $  1,691          $  1,740
Due after one year through five years             29,185            31,466
Due after five years through ten years            48,939            52,377
Due after ten years                               37,140            41,061
       Total                                     116,955           126,644
Mortgage and asset backed securities              40,077            41,068
                                                --------          --------
       Total                                    $157,032          $167,712
                                                ========          ========



Gross gains of $1,247, $ 2,887 and $2,054 and gross losses of $560, $4,331, and $2,981 were realized on these sales in 2003, 2002 and 2001, respectively.

Major categories of net investment income were as follows:




                                                 YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------
                                        2003               2002                2001
                                      --------           --------           --------
Fixed maturities                      $  9,869           $ 11,104           $  8,908
Equity securities                          528                280                846
Policy loans                                 3                  2               --
Short-term investments                      61                112                 23
Other investments                           (7)               (46)               401
Investment expenses                       (139)              (281)              (172)
                                      --------           --------           --------
       Net investment income          $ 10,315           $ 11,171           $ 10,006
                                      ========           ========           ========




The net realized gains (losses) recorded in income for 2003, 2002 and 2001 are summarized as follows:


                                              YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                       2003              2002              2001
                                     -------           -------           -------

Fixed maturities                     $   628           $(2,489)          $(1,633)
Equity securities                         21               (32)              (89)
                                     -------           -------           -------
Total marketable securities              649            (2,521)           (1,722)
Other                                     (3)              (78)             --
                                     -------           -------           -------
       Total                         $   646           $(2,599)          $(1,722)
                                     =======           =======           =======


FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





The Company recorded $38, $1,077, and $795 of pre-tax realized losses in 2003, 2002 and 2001, respectively, associated with other-than-temporary declines in value of available for sale securities.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located in the State of New York.

The Company had fixed maturities carried at $993 and $979 at December 31, 2003 and 2002, respectively, on deposit with various governmental authorities as required by law.



6.        INCOME TAXES

The Company is subject to U.S. taxes. Starting in 2003, it is part of the U.S. consolidated federal income tax return with its parent, Fortis, Inc. For 2002 and 2001, it filed a separate U.S. federal tax return. Information about current and deferred tax expense follows:





                                                          YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   2003             2002              2001
                                                 -------          -------           -------
Current expense:
   Federal                                       $ 3,837          $ 4,548           $ 8,917
   Foreign                                            --               --                --
                                                 -------          -------           -------
       Total current expense                       3,837            4,548             8,917
Deferred expense (benefit)
   Federal                                           670             (351)           (4,676)
   Foreign                                            --               --                --
                                                 -------          -------           -------
       Total deferred expense (benefit)              670             (351)           (4,676)
                                                 -------          -------           -------
       Total income tax expense                  $ 4,507          $ 4,197           $ 4,241
                                                 =======          =======           =======




A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:



                                                              DECEMBER 31,
                                               -------------------------------------
                                               2003            2002            2001
                                               ----            ----            ----
Federal income tax rate:                       35.0%           35.0%           35.0%
Reconciling items:
   Tax exempt interest                         (0.2)           (0.3)            0.0
   Dividends received deduction                (0.7)            0.0             0.0
   Permanent nondeductible expenses             0.2             0.1             0.2
   Other                                       (0.3)           (0.6)            0.0
                                               ----            ----            ----
Effective income tax rate:                     34.0%           34.2%           35.2%
                                               ====            ====            ====

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:



                                                                   DECEMBER 31,
                                                             ----------------------
                                                              2003            2002
                                                             ------          ------
Deferred tax assets:
  Policyholder and separate account reserves                 $  271          $   89
  Accrued liabilities                                           865             466
  Deferred acquisition costs                                  1,442           1,238
  Other assets                                                3,469           4,417
  Investment adjustments                                        805           1,151
                                                             ------          ------
  Gross deferred tax assets                                   6,852           7,361
                                                             ------          ------

Deferred tax liabilities:
  Unrealized gains on fixed maturities and equities           3,812           3,191
                                                             ------          ------
  Gross deferred tax liabilities                              3,812           3,191
                                                             ------          ------
Net deferred income tax asset                                $3,040          $4,170
                                                             ======          ======


At December 31, 2003, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $2,299 and will all expire in 2007 if unused.



7.      STOCKHOLDER'S EQUITY

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2003 and 2002. All the outstanding shares at December 31, 2003 are owned by Fortis (see Note 1).

The Company did not pay any dividends as of December 31, 2003, 2002, and 2001.

The maximum amount of dividends which can be paid by the State of New York insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note
8).


8.      STATUTORY INFORMATION

The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Department of Insurance of the State of New York. Prescribed statutory accounting practices (SAP) includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and administrative rules.

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP;
2) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2003, 2002
AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 3) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 4) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 5) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; and 6) certain assets are not admitted for purposes of determining surplus under SAP.

Reconciliations of net income and stockholder's equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:


                                                                 NET INCOME                         STOCKHOLDER'S EQUITY
                                               ------------------------------------------         -------------------------
                                                  2003             2002            2001            2003              2002
Based on statutory accounting practices        $ 10,190         $  8,770         $ 12,478         $ 73,599         $ 64,032
Deferred policy acquisition costs                  (628)          (2,190)            (344)             942            1,570
Deferred and uncollected premiums                  (932)             156          (14,724)              33               11
Policy reserves                                    (798)             361            4,360              398            3,906
Investment valuation difference                      --               --               --           10,726            9,163
Commissions                                         426           (1,848)             308             (233)             (33)
Deferred taxes                                       --               --               --           (1,424)          (1,735)
Deferred gain on disposal of business             1,896            2,242            1,984           (8,067)          (9,963)
Unearned ceding fee                                  --               --               --           (1,439)          (2,427)
Amounts payable reinsurance ceded                    --               --               --              454              726
Funds held under reinsurance treaty
  unauthorized reinsurer                             --               --               --               --             (155)
Realized gains (losses) on investments              547             (443)          (2,963)              --               --
Amortization of goodwill                             --               --              (46)           2,038            1,971
Income taxes                                       (339)             351            5,606            3,040            3,838
Pension                                             (61)             153              249             (106)             (85)
Amortization of IMR                                  (5)             (45)            (142)              --               --
Reinsurance in unauthorized companies                --               --               --               42               56
Interest maintenance reserve                         --               --               --               --             (511)
Asset valuation reserve                              --               --               --              908              583
Agents balances                                      --               --               --               23               93
Other                                            (1,559)             585            1,058             (183)              33
                                               --------         --------         --------         --------         --------
Based on generally accepted accounting
       principles                              $  8,737         $  8,092         $  7,824         $ 80,751         $ 71,073
                                               ========         ========         ========         ========         ========



Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital ("RBC") requirements developed by the NAIC. The Company exceeds minimum RBC requirements.

Per Section 4207 of New York Insurance Laws, dividends may be paid by domestic stock life insurance companies upon receiving approval from the Superintendent of Insurance 30 days prior to declaration. The payment of dividends in excess of a certain amount (i.e., extraordinary dividends) must be approved by the Department of Insurance, in the state of New York. Ordinary dividends are limited to the lesser of

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------






(i) 10% of the statutory surplus as of the end of the prior year or (ii) 100% of adjusted net investment income of the same period. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company's insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. The Company entered into an agreement with the New York Insurance Department in connection with the merger of BALAC in 2001, pursuant to which the Company agreed not to pay any dividends until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company's insurance subsidiaries to pay dividends.

Effective January 1, 2001, the NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The Company has adopted the provisions of the revised manual with certain exceptions. Codification has changed, to some extent, prescribed SAP and resulted in changes to the accounting practices that used to prepare the statutory basis financial statements. As a result, the Company reported a change of accounting principle as an adjustment that increased statutory surplus by $640.



9.      REINSURANCE

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:


                                                       --------        --------
                                                         2003            2002
                                                       --------        --------
Ceded future policy holder benefits and expense        $ 24,051        $ 14,891
Ceded unearned premium                                   30,120          46,987
Ceded claims and benefits payable                        44,621          46,315
Ceded paid losses                                         1,659           1,935
                                                       --------        --------
   Total                                               $100,451        $110,128
                                                       ========        ========

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





The effect of reinsurance on premiums earned and benefits incurred was as follows:





                                                                      YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                 2003                           2002                               2001
                                  -------------------------------  -------------------------------  -------------------------------
                                    LONG       SHORT                 LONG       SHORT                 LONG       SHORT
                                  DURATION   DURATION     TOTAL    DURATION   DURATION     TOTAL    DURATION   DURATION     TOTAL
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross earned
premiums and other consideration  $  11,442  $  97,379  $ 108,821  $  10,618  $ 119,369  $ 129,987  $  10,659  $  83,768  $  94,427
premiums assumed                       --        6,513      6,513         --      2,100      2,100         --         --         --
premiums ceded                      (11,442)   (34,686)   (46,128)   (10,618)   (47,254)   (57,872)   (10,489)   (21,879)   (32,368)
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net earned premiums
 and other considerations         $      --  $  69,206  $  69,206  $      --  $  74,215  $  74,215  $     170  $  61,889  $  62,059
                                  =========  =========  =========  =========  =========  =========  =========  =========  =========

Gross policyholder
 benefits                         $  22,637  $  61,514  $  84,151  $  18,217  $  81,827  $ 100,044  $  11,321  $  61,275  $  72,596
 benefits assumed                        --      6,785      6,785         --      1,323      1,323         --       (113)      (113)
 benefits ceded                     (22,628)   (23,194)   (45,822)   (18,209)   (36,007)   (54,216)   (10,814)   (19,200)   (30,014)
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net policyholder
 benefits                         $       9  $  45,105  $  45,114  $       8  $  47,143  $  47,151  $     507  $  41,962  $  42,469
                                  =========  =========  =========  =========  =========  =========  =========  =========  =========




The Company utilizes ceded reinsurance for loss protection and capital management and business divestitures.

LOSS PROTECTION AND CAPITAL MANAGEMENT

As part of the Company's overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, and to free up capital to enable the Company to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company's reinsurers for the sharing of risks.

BUSINESS DIVESTITURES

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG (see Note 4). Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and are reflected in the Company's balance sheet.

The reinsurance recoverable from the Hartford was $6,870 and $6,699 as of December 31, 2003 and 2002, respectively. The Company would be responsible to administer this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate accounts relating to the business sold if such value declines. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------






In 2000, the Company divested its long term care insurance operations to John Hancock Life Insurance Company (John Hancock). Reinsurance recoverable from John Hancock was $21,046 and $11,295 as of December 31, 2003 and 2002, respectively.



10.      RESERVES

The following table provides reserve information by major lines of business as of:




                                         DECEMBER 31, 2003                              DECEMBER 31, 2002
                                 ---------------------------------------   -----------------------------------------
                                FUTURE POLICY                CLAIMS AND    FUTURE POLICY                CLAIMS AND
                                BENEFITS AND    UNEARNED      BENEFITS      BENEFITS AND    UNEARNED     BENEFITS
                                  EXPENSES      PREMIUMS      PAYABLE         EXPENSES      PREMIUMS      PAYABLE
                                -------------   --------     ----------    --------------   --------     ----------
LONG DURATION CONTRACTS:
  FFG and other disposed
    businesses                    $ 24,143      $  2,694      $  1,171        $ 14,991      $  2,646      $    457
SHORT DURATION CONTRACTS:
  Group term life                     --             125        20,936            --             126        25,021
  Group disability                    --             110        85,956            --             105        81,917
  Medical                             --               8         1,884            --               9           779
  Dental                              --             111         1,858            --             108         1,923
  Credit Life and Disability          --          30,628        24,608            --          52,584        28,061
  Other                               --           2,122           820            --                         1,984
                                  --------      --------      --------        --------      --------      --------
TOTAL                             $ 24,143      $ 35,798      $137,233        $ 14,991      $ 55,578      $140,142
                                  ========      ========      ========        ========      ========      ========




LONG DURATION CONTRACTS

The Company's long duration contracts are comprised of FFG and other disposed businesses. A description of the disposal of FFG can be found in the dispositions footnote (see note 4). The reserves for these blocks of business are included in the Company's reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 9).



SHORT DURATION CONTRACTS

The Company's short duration contracts are comprised of group term life, group disability, medical and dental, credit and all other. The disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2003 and 2002 liabilities include $85,491 and $81,275, respectively of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2003 and 2002 are $20,477 and $22,184 respectively.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------






11.      FAIR VALUE DISCLOSURES

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: fair value of equity securities and non-sinking fund preferred stocks is based upon quoted market prices.

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans are reported in the balance sheets at amortized cost, which approximates fair value.

Other investments: the fair values of joint ventures are calculated based on fair market value appraisals. The carrying amounts of the remaining other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company's policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




                                                            DECEMBER 31, 2003                          DECEMBER 31, 2002
                                               ---------------------------------------    ----------------------------------------
                                                 CARRYING VALUE         FAIR VALUE            CARRYING VALUE         FAIR VALUE
                                               -------------------    ----------------    -------------------   ------------------
FINANCIAL ASSETS
Cash and cash equivalents                            $  1,060          $  1,060            $  2,030              $  2,030
Fixed maturities                                      167,712           167,712             175,616               175,616
Equity securities                                       9,784             9,784               3,100                 3,100
Commercial mortgage loans on real estate                3,800             3,800                  --                    --
Policy loans                                               37                37                  24                    24
Short-term investments                                  8,091             8,091               3,394                 3,394
Other investments                                         275               275                 348                   348
Assets held in separate accounts                       39,678            39,678              43,430                43,430

FINANCIAL LIABILITIES
Policy reserves under investment products
(Individual and group annuities, subject to
discretionary withdrawal)                            $  6,527          $  6,346            $  6,662              $  6,440
Liabilities related to separate accounts               39,678            39,678              43,430                43,430



The fair value of the Company's liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, such that the Company's exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.



12.     RETIREMENT AND OTHER EMPLOYEE BENEFITS

The Company is a wholly-owned subsidiary of Fortis, which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Fortis's pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to $61, $153 and $249 for 2003, 2002 and 2001, respectively.

The Company has a contributory profit sharing plan, sponsored by Fortis, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee's contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




December 31, 2000, the first 3% of an employee's contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $44, $70 and $107 for 2003, 2002 and 2001, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Fortis. Health care benefits, either through a Fortis sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2003, 2002, and 2001 the Company incurred no expenses related to retirement benefits.


13.     DEFERRED POLICY ACQUISITION COSTS

Information about deferred policy acquisition costs follows:





                                                                           DECEMBER 31,
                                                            -------------------------------------------
                                                              2003              2002             2001
                                                            -------           -------           -------
Beginning Balance                                           $ 1,570           $ 3,760           $ 4,127
  Costs deferred                                                146               129               190
  Amortization                                                 (774)           (2,319)             (534)
  Recovery of acquisition costs on FFG reinsurance               --                --            (3,956)
  BALAC merger                                                   --                --             3,933
                                                            -------           -------           -------
Ending Balance                                              $   942           $ 1,570           $ 3,760
                                                            =======           =======           =======





14.     GOODWILL

Information about goodwill follows:



                                      GOODWILL FOR THE YEAR ENDED
                                            DECEMBER 31,
                                -----------------------------------------
                                  2003             2002             2001
                                -------          -------          -------
Beginning Balance               $ 1,971          $ 1,949          $   370
  Amounts acquired                   67               22            1,625
  Amortization, net of
    interest accrued                 --               --              (46)
                                -------          -------          -------
Ending Balance                  $ 2,038          $ 1,971          $ 1,949
                                =======          =======          =======


FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





15.     RELATED PARTY TRANSACTIONS

The Company received various services from Fortis. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2003, 2002 and 2001 were $4,236, $3,474 and $1,761, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Fortis Benefits Insurance Company (Fortis Benefits). The Company has ceded $5,847, $6,705 and $6,622 of premium to Fortis Benefits in 2003, 2002 and 2001, respectively. The Company has ceded $22,096 and $21,905 of reserves in 2003 and 2002, respectively, to Fortis Benefits.

16.      SUBSEQUENT EVENTS

In connection with the IPO (see Note 1) the board of directors of Assurant, Inc. approved certain employee benefit programs. The Company's intercompany allocations will be impacted by the following changes:

2004 LONG-TERM INCENTIVE PLAN

The 2004 Long-Term Incentive Plan was effective on February 5, 2003. The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors in the following forms: (1) options to purchase shares of Assurant's common stock, which may be non-statutory stock options or incentive stock options under the U.S. tax code; (2) stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price; (3) performance awards, which are payable in cash or stock upon the attainment of specified performance goals; (4) restricted stock, which is subject to restrictions on transferability and subject to forfeiture on terms set by the Compensation Committee; (5) dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and (6) other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants.

There are 10,000,000 shares reserved and available for issuance under the plan.

Under the plan, 68,976 shares of common stock of Assurant, Inc. were granted to certain officers of Assurant, Inc. on February 5, 2004. Any awards will be made at the discretion of the Compensation Committee. Therefore, it is not presently possible to determine the benefits or amounts that will be received by any individuals or groups pursuant to the 2004 Long-Term Incentive Plan in the future.

2004 EMPLOYEE STOCK PURCHASE PLAN

The 2004 Employee Stock Purchase Plan will go into effect on or about July 1, 2004. The purpose of the stock purchase plan is to enhance the proprietary interest among the employees of Assurant, Inc. The stock purchase plan is designed to allow eligible employees to purchase discounted shares of the Assurant's common stock, at defined intervals, with their accumulated payroll deductions.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------




Employees are eligible to participate if they are designated by the Compensation Committee and if they are customarily employed for at least 20 hours per week and five months per calendar year, and provided they have served as an employee for at least six months. A total of 5,000,000 shares of Assurant's common stock have been reserved for issuance under the stock purchase plan.

EXECUTIVE MANAGEMENT INCENTIVE PLAN

The Executive Management Incentive Plan went into effect January 1, 2004. Participation in the Executive Management Incentive Plan is limited to senior officers of Assurant, Inc. and its subsidiaries who are selected to participate in the plan for a given year by the Compensation Committee. The plan provides for the payment of annual monetary awards to each participant equal to a percentage of such participant's base salary based upon the achievement of certain designated performance goals.

The amount of awards under the plan will be determined at the discretion of the Compensation Committee. Therefore, it is not presently possible to determine the benefits or amounts that will be received by any individuals or groups pursuant to this plan.

AMENDMENT TO ASSURANT APPRECIATION INCENTIVE RIGHTS PLAN ("AAIR PLAN")

The AAIR Plan was amended to provide for the cash-out and replacement of Assurant, Inc. incentive rights with stock appreciation rights on the Assurant, Inc. common stock. The business segment rights outstanding under the plan were not changed or effected. The conversion of outstanding Assurant, Inc. incentive rights occurred as described in this paragraph. The Assurant, Inc. incentive rights were valued as of December 31, 2003 using a special valuation method, as follows. The measurement value of each Assurant, Inc. incentive right as of December 31, 2002, was adjusted to reflect dividends paid by Assurant, Inc., consistent with past practices; such adjusted value was then multiplied by the arithmetic average of the change during calendar year 2003 in the Dow Jones Life Insurance Index, the Dow Jones Property Casualty Index, and the Dow Jones Healthcare Providers Index; and the result became the measurement value of a Assurant, Inc. incentive rights as of December 31, 2003.

On January 18, 2004, each Assurant, Inc. incentive right then outstanding under the plan was cashed out for a cash payment equal to the difference, if any, between the measurement value of the Assurant, Inc. incentive rights as of December 31st immediately preceeding the date of grant, and the measurement value of that right determined as of December 31, 2003, pursuant to the special valuation. Each outstanding Assurant, Inc. incentive right, whether or not vested, was cancelled effective as of the date it was cashed out. Following the cash-out and cancellation of Assurant, Inc. incentive rights, Assurant, Inc. granted to each participant whose rights were cashed out a number of stock appreciation rights on Assurant's common stock (referred to as "replacement rights"). The number of replacement rights granted to a participant was equal
(1) the measurement value of the participant's cashed-out Assurant, Inc. incentive rights, divided by (2) the IPO price of $22 a share. Each replacement right that replaces a vested cashed-out right was vested immediately, and each replacement right that replaces a non-vested cashed-out right will become vested on the vesting date for the corresponding cashed-out right, but no replacement right, whether or not vested, may be exercised sooner than one year from the closing date of the IPO. After that waiting period, each replacement right will be exercisable for the remaining term of the corresponding cancelled right.

At December 31, 2003, the Company was an indirectly owned subsidiary of Fortis, Inc. Fortis N.V. and Fortis SA/NV (collectively the "Parent"), through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V., owned 100% of Fortis, Inc.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





17.      COMMITMENTS AND CONTINGENCIES

The Company lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors' operating expenses. At December 31, 2003, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:




                              2004           252
                              2005           256
                              2006           173
                                            ----
Total minimum future lease payment          $681
                                            ====


Rent expense was $492, $652 and $698 for 2003, 2002 and 2001 respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company's current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company's business, financial condition or results of operations.