Form 10-Q
period 2004-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2004-05-14
CIK 914804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 (315) 451-0066
              (Registrant's Telephone Number, Including Area Code)

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

        The number of shares of the registrant's Common Stock outstanding at April 30, 2004 was 100,000, all of which are owned directly by Assurant, Inc.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                       FIRST FORTIS LIFE INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

ITEM                                                                                            PAGE
NUMBER                                                                                          NUMBER
------                                                                                          ------
                                               PART I
                                        FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS ....................................................................       2

   Unaudited interim balance sheets of First Fortis Life Insurance Company at March 31, 2004
   and December 31, 2003 ...................................................................       2
   Unaudited interim statements of operations of First Fortis Life Insurance Company for the
   three months ended March 31, 2004 and 2003 ..............................................       4
   Unaudited interim statements of changes in stockholder's equity of First Fortis Life
   Insurance Company for the three months ended March 31, 2004 .............................       5
   Unaudited interim statement of cash flows of First Fortis Life Insurance Company for the
   three months ended March 31, 2004 and 2003 ..............................................       6
   Notes to the unaudited financial statements of First Fortis Life Insurance Company ......       7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS ..............................................................................       9

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK * ............................      11

4. CONTROLS AND PROCEDURES .................................................................      11

                                               PART II
                                          OTHER INFORMATION

1. LEGAL PROCEEDINGS .......................................................................      11

2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES * ......      11

3. DEFAULTS UPON SENIOR SECURITIES * .......................................................      11

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS * ...................................      11

5. OTHER INFORMATION .......................................................................      12

6. EXHIBITS AND REPORTS ON FORM 8-K ........................................................      12

SIGNATURES .................................................................................      13

* NOT REQUIRED UNDER REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10Q.

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2004          2003
                                                                 --------      --------
                                                                     (IN THOUSANDS)
ASSETS
Investments:
  Fixed maturities available for sale, at fair value
    (amortized cost- $150,186 in 2004 and $157,032 in 2003)      $163,442      $167,712
  Equity securities available for sale, at fair value
    (cost- $11,036 in 2004 and $9,574 in 2003)                     11,419         9,784
  Commercial mortgage loans on real estate
    at amortized cost                                               3,784         3,800
  Policy loans                                                         37            37
  Short-term investments                                            6,389         8,091
  Other investments                                                   246           275
                                                                 --------      --------
       Total investments                                          185,317       189,699

Cash and cash equivalents                                           4,413         1,060
Premiums and accounts receivable                                    4,844         2,777
Reinsurance recoverables                                           99,968       100,451
Accrued investment income                                           2,281         2,185
Deferred acquisition costs                                            977           942
Deferred income taxes, net                                          1,558         3,040
Goodwill                                                            2,038         2,038
Other assets                                                           92            82
Assets held in separate accounts                                   33,541        39,678
                                                                 --------      --------
       Total assets                                              $335,029      $341,952
                                                                 ========      ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                         MARCH 31,    DECEMBER 31,
                                                           2004           2003
                                                         --------       --------
                                                             (IN THOUSANDS)
LIABILITIES
Future policy benefits and expenses                      $ 25,537       $ 24,143
Unearned premiums                                          32,373         35,798
Claims and benefits payable                               135,037        137,233
Commissions payable                                         3,857          3,811
Reinsurance balances payable                                1,694          1,935
Funds held under reinsurance                                   86             94
Deferred gain on disposal of businesses                     7,669          8,067
Due to affiliates                                              39          2,407
Accounts payable and other liabilities                      5,123          6,264
Income tax payable                                          3,458          1,771
Liabilities related to separate accounts                   33,541         39,678
                                                         --------       --------
    Total liabilities                                     248,414        261,201


STOCKHOLDER'S EQUITY
Common stock, $20 par value: authorized,
  issued and outstanding shares - 100,000                   2,000          2,000
Additional paid-in capital                                 43,006         43,006
Retained earnings                                          32,739         28,663
Accumulated other comprehensive income                      8,870          7,082
                                                         --------       --------
Total stockholder's equity                                 86,615         80,751
                                                         --------       --------
    Total liabilities and stockholder's equity           $335,029       $341,952
                                                         ========       ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2004           2003
                                                        --------       --------
                                                             (IN THOUSANDS)
REVENUES
Net earned premiums and other considerations            $ 15,692       $ 17,432
Net investment income                                      2,677          2,580
Net realized gain (loss) on investments                      215            (55)
Amortization of deferred gain on disposal
   of businesses                                             398            481
Fees and other income                                         67             87
                                                        --------       --------
      Total revenues                                      19,049         20,525

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                      8,069         10,114
Amortization of deferred acquisition costs                   180              4
Underwriting, general and administrative
   expenses                                                4,517          6,368
                                                        --------       --------
      Total benefits, losses and expenses                 12,766         16,486
                                                        --------       --------
Income before income taxes                                 6,283          4,039
Income taxes                                               2,207          1,414
                                                        --------       --------
      Net income                                        $  4,076       $  2,625
                                                        ========       ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH MARCH 31, 2004 (UNAUDITED)

                                                                           ACCUMULATED
                                                  ADDITIONAL                  OTHER
                                       COMMON      PAID-IN      RETAINED  COMPREHENSIVE
                                       STOCK       CAPITAL      EARNINGS  INCOME (LOSS)    TOTAL
                                       -----       -------      --------  -------------    -----
                                                            (IN THOUSANDS)
Balance, December 1, 2003             $ 2,000      $43,006      $28,663      $ 7,082      $80,751
  Comprehensive income:
    Net income                             --           --        4,076           --        4,076
    Net change in unrealized
       gains on securities                 --           --           --        1,788        1,788
                                                                                          -------
      Total comprehensive income                                                            5,864
                                      -------      -------      -------      -------      -------
Balance, March 31, 2004               $ 2,000      $43,006      $32,739      $ 8,870      $86,615
                                      =======      =======      =======      =======      =======

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2004           2003
                                                          --------       --------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities       $ (4,007)      $    780

INVESTING ACTIVITIES
Sales of:
    Fixed maturities available for sale                     10,221         13,214
    Equity securities available for sale                       526            409
    Other invested assets                                       29             --
Maturities, prepayments and scheduled redemption of:
    Fixed maturities available for sale                         --             --
Purchase of:
    Fixed maturities available for sale                     (3,147)       (10,080)
    Equity securities available for sale                    (1,987)        (3,387)
Decrease in commercial mortgage loans on real estate            16             --
Decrease in short-term investments                           1,702            667
Decrease (Increase) in policy loans                             --             (2)
                                                          --------       --------
      Net cash provided by investing activities              7,360            823
Change in cash and cash equivalents                          3,353          1,603
Cash and cash equivalents at beginning of period             1,060          2,042
                                                          --------       --------
Cash and cash equivalents at end of period                $  4,413       $  3,645
                                                          ========       ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

1.    NATURE OF OPERATIONS

      First Fortis Life Insurance Company (the "Company") is a provider of life and health insurance products. At January 1, 2004, the Company was a wholly owned subsidiary of Assurant, Inc. (formerly Fortis, Inc.), which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, "Fortis") through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

      On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an Initial Public Offering ("IPO"). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

      The Company is incorporated in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company's revenues are derived principally from group employee benefits products and credit products. The Company offers insurance products, including life insurance policies, and group life, accident and health insurance policies.

2.    BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

      Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and per share amounts.

      The financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

      Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes on form 10K for the fiscal year ended December 31, 2003.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

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

4.    RETIREMENT AND OTHER EMPLOYEE BENEFITS

      The Company is a wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $28 and $15 for March 31, 2004 and 2003, respectively.

      The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $10 and $15 for March 31, 2004 and 2003, respectively.

      In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc. There were no net postretirement benefit costs allocated to the Company for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004 and 2003, the Company incurred expenses related to retirement benefits of $8 and $3, respectively.

5.    INCOME TAXES

      The effective tax rate for the three months ended March 31, 2004 was 35.1% as compared to 35.0% for the three months ended March 31, 2003.

6.    SUBSEQUENT EVENTS

      There are no subsequent events to report.

7.    COMMITMENTS AND CONTINGENCIES

      The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company's current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company's financial condition or results of operations.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of First Fortis Life Insurance Company (FFLIC or the Company) as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the equivalent 2003 period. This discussion should be read in conjunction with FFLIC's MD&A and annual audited financial statements as of December 31, 2003 filed with the Company's Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

      Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The table below presents information regarding our consolidated results of operations:

                                                             FOR THE THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              2004         2003
                                                              ----         ----
                                                                 (IN MILLIONS)
REVENUES:
  Net earned premiums and other considerations                $ 16         $ 17
  Net investment income                                          3            3
                                                              ----         ----
    Total revenues                                              19           20
                                                              ----         ----
BENEFITS, LOSSES AND EXPENSES:
  Policyholder benefits                                         (8)         (10)
  Selling, underwriting and general expenses(1)                 (5)          (6)
                                                              ----         ----
    Total benefits, losses and expenses                        (13)         (16)
                                                              ----         ----
INCOME BEFORE INCOME TAXES                                       6            4
  Income taxes                                                  (2)          (1)
                                                              ----         ----
NET INCOME                                                    $  4         $  3
                                                              ====         ====

---------------

(1)   Includes amortization of DAC.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total Revenues

      Total revenues decreased by $1 million, or 5%, from $20 million for the three months ended March 31, 2003, to $19 million for the three months ended March 31, 2004.

      Net earned premiums and other considerations decreased by $1 million, or 6%, from $17 million for the three months ended March 31, 2003, to $16 million for the three months ended March 31, 2004. This decrease was primarily due to a decline in the rate of renewals for both the life, dental and the credit life business. The decline in renewals for the life and dental business resulted primarily from our continued pricing discipline. The decline in renewals for the credit life business resulted primarily from an adverse regulatory climate that has affected this line of business. Our total net earned premiums were derived 85% and 80% from the life, dental and disability business in 2004 and 2003, respectively, and 15% and 20% from the credit life business in 2004 and 2003, respectively.

      Net investment income remained unchanged at $3 million for the three months ended March 31, 2004 compared to March 31, 2003.

Total Benefits, Losses, and Expenses

      Total benefits, losses, and expenses decreased by $3 million, or 19%, from $16 million for the three months ended March 31, 2003, to $13 million for the three months ended March 31, 2004.

      Policyholder benefits decreased by $2 million, or 20%, from $10 million for the three months ended March 31, 2003, to $8 million for the three months ended March 31, 2004. The decrease was driven by favorable development in life claims and lower claims volume due to the reduction in net earned premiums. The total policyholder benefit to premium ratio decreased from 59% for the three months ended March 31, 2003, to 53% for the three months ended March 31, 2004. Our overall decrease is due primarily to the favorable development in life claims. In the life business, the policyholder benefit to premium ratio decreased from 79% for the three months ended March 31, 2003, to 13% for the three months ended March 31, 2004. The improvement in the group life policyholder benefit to premium ratio is driven by favorable mortality experience and favorable reserve runoff on terminated cases.

      Selling, underwriting and general expenses decreased by $1 million, or 17%, from $6 million for the three months ended March 31, 2003, to $5 million for the three months ended March 31, 2004. Our general and administrative expense to premium ratio stayed flat at 20% from March 31, 2003, to March 31, 2004.

      Net income increased by $1 million, or 33%, from $3 million for the three months ended March 31, 2003, to $4 million for the three months ended March 31, 2004.

      Income taxes increased from $1 million for the three months ended March 31, 2003, to $2 million for the three months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not required under reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not required under reduced disclosure format.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not required under reduced disclosure format.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not required under reduced disclosure format.

ITEM 5. OTHER INFORMATION.

      (a)   None.

      (b) Because all of the Company's outstanding common stock is held directly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (A) EXHIBITS

      The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------
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

4.3 Form of IRA Endorsement (incorporated by reference from the Registrant's Post- Effective Amendment No. 2 to the Registration
            Statement on Form N-4, File No. 33- 71686, and Separate Account A filed on April 27, 1995).

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

      (B) REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST FORTIS LIFE INSURANCE COMPANY


Date: May 14, 2004                      By:     /s/ Lance Wilson
                                             -----------------------------------
                                             Name:  Lance Wilson
                                             Title: President and, Chief
                                             Executive Officer (Principal
                                             Executive Officer)


Date: May 14, 2004                      By:     /s/ Ranell Jacobson
                                             -----------------------------------
                                             Name:  Ranell Jacobson
                                             Title: Treasurer