Form 10-Q
period 2004-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2004-08-12
CIK 914804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      -----
                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

         Commission file number        033-71690

                       FIRST FORTIS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

              NEW YORK                             13-2699219
    (State or Other Jurisdiction                (I.R.S. Employer
  of Incorporation or Organization)            Identification No.)

    308 MALTBIE STREET, SUITE 200
         SYRACUSE, NEW YORK                           13204
   (Address of Principal Executive                  (Zip Code)
              Offices)

                              (315) 451-0066
           (Registrant's Telephone Number, Including Area Code)

                              NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes        No  X
    ---       ----

        The number of shares of the registrant's common stock outstanding at July 31, 2004, were 100,000, all of which are owned directly by Assurant, Inc.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                       FIRST FORTIS LIFE INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

ITEM                                                                                           PAGE
NUMBER                                                                                        NUMBER
------                                                                                        ------
                                     PART I
                              FINANCIAL INFORMATION

1.    Financial Statements.................................................................       2

      Unaudited interim balance sheets of First Fortis Life Insurance Company
      at June 30, 2004  and December 31, 2003..............................................       2
      Unaudited interim statements of operations of First Fortis Life Insurance
      Company for the three and six months ended June 30, 2004 and 2003....................       4
      Unaudited interim statements of changes in stockholder's equity of
      First Fortis Life Insurance Company for the six months ended June 30, 2004...........       5
      Unaudited interim statement of cash flows of First Fortis Life Insurance
      Company for the six months ended June 30, 2004 and 2003..............................       6
      Notes to the unaudited interim financial statements of First Fortis Life Insurance
      Company .............................................................................       7

2.    Management's Discussion and Analysis of Financial Condition and Results of
      Operations...........................................................................      10

3.    Quantitative and Qualitative Disclosures About Market Risk *.........................      13

4.    Controls and Procedures..............................................................      13

                                     PART II
                                OTHER INFORMATION

1.    Legal Proceedings....................................................................      13

2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities * ..      13

3.    Defaults Upon Senior Securities *....................................................      13

4.    Submission of Matters to a Vote of Security Holders *................................      13

5.    Other Information....................................................................      13

6.    Exhibits and Reports on Form 8-K.....................................................      14

Signatures.................................................................................      16

* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10Q

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                 June 30,       December 31,
                                                                 --------       ------------
                                                                   2004            2003
                                                                   ----            ----
                                                                  (in thousands except per
                                                                        share amount)
ASSETS
Investments:
   Fixed maturities available for sale, at fair value
    (amortized cost- $150,404 in 2004 and $157,032 in 2003)        $156,625        $167,712
   Equity securities available for sale, at fair value
    (cost- $11,449 in 2004 and $9,574 in 2003)                       10,904           9,784
   Commercial mortgage loans on real estate,
    at amortized cost                                                 5,659           3,800
   Policy loans                                                          65              37
   Short-term investments                                             4,791           8,091
   Other investments                                                     --             275
                                                                   --------        --------
         Total investments                                          178,044         189,699

Cash and cash equivalents                                               372           1,060
Premiums and accounts receivable                                      6,065           2,777
Reinsurance recoverables                                             97,637         100,451
Accrued investment income                                             2,128           2,185
Deferred acquisition costs                                            1,027             942
Income tax receivable                                                   129              --
Deferred income taxes                                                 3,842           3,040
Goodwill                                                              2,038           2,038
Other assets                                                             92              82
Assets held in separate accounts                                     30,154          39,678
                                                                   --------        --------
         Total assets                                              $321,528        $341,952
                                                                   ========        ========


             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                       June 30,       December 31,
                                                       --------       ------------
                                                         2004             2003
                                                         ----             ----
                                                      (in thousands except per
                                                             share amount)
LIABILITIES
Future policy benefits and expenses                     $ 26,773        $ 24,143
Unearned premiums                                         28,832          35,798
Claims and benefits payable                              135,723         137,233
Commissions payable                                        4,203           3,811
Reinsurance balances payable                               1,593           1,935
Funds held under reinsurance                                  79              94
Deferred gain on disposal of businesses                    7,280           8,067
Due to affiliates                                            260           2,407
Accounts payable and other liabilities                     3,518           6,264
Income tax payable                                            --           1,771
Liabilities related to separate accounts                  30,154          39,678
                                                        --------        --------
      Total liabilities                                  238,415         261,201

STOCKHOLDER'S EQUITY
Common stock, $20 par value: authorized,
  issued and outstanding shares - 100,000                  2,000           2,000
Additional paid-in capital                                43,006          43,006
Retained earnings                                         34,416          28,663
Accumulated other comprehensive income                     3,691           7,082
                                                        --------        --------
Total stockholder's equity                                83,113          80,751
                                                        --------        --------
      Total liabilities and stockholder's equity        $321,528        $341,952
                                                        ========        ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------      -------------------------
                                               2004            2003             2004            2003
                                               ----            ----             ----            ----
                                                                   (in thousands)
REVENUES
Net earned premiums and other
  considerations                            $ 16,409          $17,424         $32,101         $34,855
Net investment income                          2,612            2,599           5,289           5,179
Net realized (loss) gain on
  investments                                    (13)             796             202             741
Amortization of deferred gain on
  disposal of businesses                         388              470             787             952
Fees and other income                             52               90             119             177
                                            --------          -------         -------         -------
      Total revenues                          19,448           21,379          38,498          41,904

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                         11,752           11,347          19,821          21,460
Amortization of deferred
acquisition costs                                 63               55             137              86
Underwriting, general and
  administrative expenses                      5,068            5,814           9,692          12,156
                                            --------          -------         -------         -------
      Total benefits, losses and expenses     16,883           17,216          29,650          33,702
                                            --------          -------         -------         -------
Income before income taxes                     2,565            4,163           8,848           8,202
Income taxes                                     891            1,457           3,098           2,871
                                            --------          -------         -------         -------
      Net income                            $  1,674          $ 2,706         $ 5,750         $ 5,331
                                            ========          =======         =======         =======

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                    Additional                    Other
                                        Common       Paid-in       Retained   Comprehensive
                                         Stock       Capital       Earnings   Income (Loss)     Total
                                         -----       -------       --------   -------------     -----
                                                               (in thousands)
Balance, December 31, 2003             $ 2,000       $ 43,006       $28,663      $ 7,082       $80,751
   Comprehensive income:
     Net income                             --             --         5,750           --         5,750
     Net change in unrealized
       gains on securities                                                        (3,388)       (3,388)
                                                                                               -------
       Total comprehensive income                                                                2,362
     Other                                  --             --             3           (3)           --
                                       -------       --------       -------      -------       -------
Balance, June 30, 2004                 $ 2,000       $ 43,006       $34,416      $ 3,691       $83,113
                                       =======       ========       =======      =======       =======

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                              2004             2003
                                                              ----             ----
                                                                 (in thousands)
NET CASH (USED IN)/PROVIDED BY OPERATING
ACTIVITIES                                                  $ (7,298)        $  2,190

INVESTING ACTIVITIES
Sales of:
   Fixed maturities available for sale                        12,566           18,975
   Equity securities available for sale                          562            1,379
   Other invested assets                                         275               --
Maturities, prepayments and scheduled redemption of:
   Fixed maturities available for sale                         6,643           13,662
Purchase of:
   Fixed maturities available for sale                       (12,412)         (20,724)
   Equity securities available for sale                       (2,437)          (7,493)
Change in commercial mortgage loans on real
  estate                                                      (1,859)              --
Change in short term investments                               3,300           (2,596)
Change in policy loans                                           (28)              (6)
                                                            --------         --------
      Net cash provided by investing activities                6,610            3,197

Change in cash and cash equivalents                             (688)           5,387
Cash and cash equivalents at beginning of period               1,060            2,041
                                                            --------         --------
Cash and cash equivalents at end of period                  $    372         $  7,428
                                                            ========         ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS

      First Fortis Life Insurance Company (the "Company") is a provider of life and health insurance products. At January 1, 2004, the Company was a wholly owned subsidiary of Assurant, Inc. (formerly Fortis, Inc.), which itself was an indirect, wholly owned subsidiary of Fortis N.V of the Netherlands and Fortis SA/NV of Belgium (collectively, "Fortis") through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

      The Company is incorporated in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company's revenues are derived principally from group employee benefits, credit, and health products. The Company offers insurance products, including life insurance policies, annuity contracts, group life, credit, and accident and health insurance policies.

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

      Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares.

      Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on form 10K for the fiscal year ended December 31, 2003.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on a number of topics unique to insurance

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 was adopted by the Company on January 1, 2004. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under FAS 115. EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for annual financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003, for determining whether an investment is other than temporary impaired.

     In May 2004, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FAS 106-2"). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company is assessing whether the adoption of this statement will have a material impact on the Company's financial position or the results of operations.

4.    RETIREMENT AND OTHER EMPLOYEE BENEFITS

      The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $28 and $15 for three months ended June 30, 2004 and 2003, respectively, and $57 and $31 for the six months ended June 30, 2004 and 2003, respectively.

      The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $(11) and $9 for three months ended June 30, 2004 and 2003, respectively, and $(2) and $24 for the six months ended June 30, 2004 and 2003, respectively.

      In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

There were no net postretirement benefit costs allocated to the Company for the three and six months ended June 30, 2004 and 2003. The Company made contributions to the postretirement benefit plans of approximately $8 and $5 for three months ended June 30, 2004 and 2003, respectively, and $6 and $9 for the six months ended June 30, 2004 and 2003, respectively, as claims were incurred.


5.    COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 (Dollar amounts in thousands except share data)

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of First Fortis Life Insurance Company (FFLIC or the Company) as of June 30, 2004, compared with December 31, 2003, and its results of operations for the three and six months ended June 30, 2004, and 2003. This discussion should be read in conjunction with FFLIC's MD&A and annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K) and June 30, 2004 unaudited financial statements and related notes included elsewhere in this Form 10-Q.

      Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook", "believes", "expects", "potential", "continues", "may", "will", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

      The tables below present information regarding our consolidated results of operations:

                                                 FOR THE THREE                     FOR THE SIX
                                                  MONTHS ENDED                     MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                                    --------                         --------
                                             2004             2003             2004             2003
                                             ----             ----             ----             ----
                                                (IN THOUSANDS)                    (IN THOUSANDS)
                                                --------------                    --------------
REVENUES:
  Net earned premiums and other
   considerations........................  $ 16,409         $ 17,424         $ 32,101         $ 34,855
  Net investment income..................     2,612            2,599            5,289            5,179
  Net realized (losses) gains on
   investments...........................       (13)             796              202              741
  Amortization of deferred gain on
   disposal of businesses................       388              470              787              952
  Fees and other income..................        52               90              119              177
                                           --------         --------         --------         --------
   Total revenues........................    19,448           21,379           38,498           41,904
                                           --------         --------         --------         --------
BENEFITS, LOSSES AND EXPENSES:
  Policyholder benefits..................   (11,752)         (11,347)         (19,821)         (21,460)
  Selling, underwriting and general
   expenses(1)...........................    (5,131)          (5,869)          (9,829)         (12,242)
                                           --------         --------         --------         --------
   Total benefits, losses and
     expenses............................   (16,883)         (17,216)         (29,650)         (33,702)
                                           --------         --------         --------         --------
INCOME BEFORE INCOME TAXES...............     2,565            4,163            8,848            8,202
  Income taxes...........................      (891)          (1,457)          (3,098)          (2,871)
                                           --------         --------         --------         --------
NET INCOME...............................  $  1,674         $  2,706         $  5,750         $  5,331
                                           ========         ========         ========         ========

---------------
(1)   Includes amortization of DAC.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Total Revenues

      Total revenues decreased by $1,931, or 9%, from $21,379 for the three months ended June 30, 2003, to $19,448 for the three months ended June 30, 2004. Total revenues decreased by $3,406, or 8%, from $41,904 for the six months ended June 30, 2003, to $38,498 for the six months ended June 30, 2004.

      Net earned premiums and other considerations decreased by $1,015, or 6%, from $17,424 for the three months ended June 30, 2003, to $16,409 for the three months ended June 30, 2004. Net earned premiums and other considerations decreased by $2,754, or 8%, from $34,855 for the six months ended June 30, 2003, to $32,101 for the six months ended June 30, 2004. The decreases in net earned premiums and other considerations for the three and six months ended June 30, 2004, were primarily due to decreases of $2,798 and $4,204, respectively, in group life and dental premiums and $1,938 and $3,134, respectively, in credit life premiums. These decreases were offset by increases of $3,721 and $4,584 for the three and six months ended June 30, 2004, respectively, in disability premiums. The decline in renewals for the life and dental business resulted primarily from our continued pricing discipline. The decline in renewals for the credit life business resulted primarily from an adverse regulatory climate that has affected this line of business. The increases in disability premiums are primarily driven by an increase in business written through alternative distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. Our total net earned premiums were derived 88% and 80% from the life, dental and disability business in 2004 and 2003, respectively, and 12% and 20% from the credit life business in 2004 and 2003, respectively.

      Net investment income increased by $13, or 1%, from $2,599 for the three months ended June 30, 2003, to $2,612 for the three months ended June 30, 2004. Net investment income increased by $110, or 2%, from $5,179 for the six months ended June 30, 2003, to $5,289 for the six months ended June 30, 2004.

      Net realized gains (losses) on investments declined by $809 from net realized gains of $796 for the three months ended June 30, 2003, to net realized losses of $13 for the three months ended June 30, 2004. Net realized gains on investments declined by $539 from net realized gain of $741 for the six months ended June 30, 2003, to net realized gains of $202 for the six months ended June 30, 2004.

      Amortization of deferred gain on disposal of businesses decreased by $82, or 18%, from $470 for the three months ended June 30, 2003, to $388 for the three months ended June 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $165, or 17%, from $952 for the six months ended June 30, 2003, to $787 for the six months ended June 30, 2004. The decreases are consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

      Fees and other income decreased by $38, or 42%, from $90 for the three months ended June 30, 2003, to $52 for the three months ended June 30, 2004. Fees and other income decreased by $58, or 33%, from $177 for the six months ended June 30, 2003, to $119 for the six months ended June 30, 2004. The decreases are directly related to the run-off of credit life business.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses decreased by $332, or 2%, from $17,215 for the three months ended June 30, 2003, to $16,883 for the three months ended June 30, 2004. Total benefits, losses and expenses decreased by $4,052 or 12%, from $33,702 for the six months ended June 30, 2003, to $29,650 for the six months ended June 30, 2004.

      Policyholder benefits increased by $405, or 4%, from $11,347 for the three months ended June 30, 2003, to $11,752 for the three months ended June 30, 2004. Policyholder benefits decreased by $1,639, or 8%, from $21,460 for the six months ended June 30, 2003, to $19,821 for the six months ended June 30, 2004. The increase in policyholder benefits for the three months ended June 30, 2004, was primarily due to an increase of $2,925 in disability benefits. This increase was offset by decreases of $2,090 in group life and dental benefits and $430 in credit life benefits. The decrease in policyholder benefits for the six months ended June 30, 2004, was primarily due to decreases of $5,428 in group life and dental benefits and $1,004 in credit life benefits due to non-renewals. These decreases were offset by an increase of $4,786 in disability insurance benefits resulting from additional assumed business along with unfavorable experience on a large disability case.

      Selling, underwriting and general expenses decreased by $738, or 13%, from $5,869 for the three months ended June 30, 2003, to $5,131 for the three months ended June 30, 2004. Selling, underwriting and general expenses decreased by $2,413, or 20%, from $12,242 for the six months ended June 30, 2003, to $9,829 for the six months ended June 30, 2004. Decreased expense levels are driven by the reduction in the amortization of deferred acquisition costs.

Net Income

      Net income decreased by $1,032, or 38%, from $2,706 for the three months ended June 30, 2003, to $1,674 for the three months ended June 30, 2004. Net income increased by $419, or 8%, from $5,331 for the six months ended June 30, 2003, to $5,750 for the six months ended June 30, 2004.

      Income taxes decreased by $566, or 39%, from $1,457 for the three months ended June 30, 2003, to $891 for the three months ended June 30, 2004. Income taxes increased by $227, or 8%, from $2,871 for the six months ended June 30, 2003, to $3,098 for the six months ended June 30, 2004. Income tax changes are consistent with changes in pre-tax income.

Subsequent Event

      First Fortis is a wholly owned subsidiary of Assurant, Inc., and is licensed to issue insurance products only in New York. Assurant, Inc. currently has four decentralized operating business segments. First Fortis issues certain of the insurance products that are marketed in New York by the Assurant Employee Benefits and Assurant Solutions business segments. Those products are, in part, administered by Assurant, Inc. employees located in a policy service center located in Syracuse, New York on behalf of First Fortis pursuant to an Administrative Services Agreement.

      Assurant, Inc. announced on August 2, 2004 that it has decided to close the Syracuse policy service center and transfer these policy administration functions to the principal offices of the business segments marketing the various products, primarily Assurant Employee Benefits. First Fortis will continue to maintain a corporate legal entity function in the state of New York to comply with regulatory requirements.

      The closure of the Syracuse service center will result in the gradual elimination of approximately 15 positions in 2004 and 2005. We have not yet been able to form an estimate of the range of costs expected to be incurred in connection with this action. The cost associated with this closure will be recorded in the third quarter of 2004. We believe that over the longer term this action will result in reduced on-going costs to First Fortis in connection with the administration of this business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not required under reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

      There has been no new material legal proceedings, other than ordinary routine litigation incidental to the business of First Fortis Life Insurance Company or its subsidiaries, for the three months ended June 30, 2004. There have been no material developments in previously reported legal proceedings in the three months ended June 30, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Not required under reduced disclosure format.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not required under reduced disclosure format.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not required under reduced disclosure format.

ITEM 5. OTHER INFORMATION.

      (a)   None.

      (b)   None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

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

                                   FIRST FORTIS LIFE INSURANCE COMPANY


Date:  August 11, 2004             By:    /s/ Lance Wilson
                                       ---------------------------------------
                                       Name: Lance Wilson
                                       Title:President and Chief Executive
                                       Officer (Principal Executive Officer)



Date:  August 11, 2004             By:    /s/ Ranell Jacobson
                                       ---------------------------------------
                                       Name: Ranell Jacobson
                                       Title:Treasurer (Chief Financial Officer)

                               INDEX TO EXHIBITS

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