Form 10-Q
period 2004-09-30
FIRST FORTIS LIFE INSURANCE CO
filed 2004-11-12
CIK 914804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO

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

Yes [ ]   No [X]

         The number of shares of the registrant's common stock outstanding at October 29, 2004, was 100,000, all of which are owned directly by Assurant, Inc.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                       FIRST FORTIS LIFE INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
NUMBER                                                                                          NUMBER
                                                                                                ------
                                          PART I
                                   FINANCIAL INFORMATION

1.    Financial Statements...................................................................     2

      Unaudited interim balance sheets of First Fortis Life Insurance Company
      at September 30, 2004 and December 31, 2003............................................     2-3

      Unaudited interim statements of operations of First Fortis Life
      Insurance Company for the three and nine months ended September 30, 2004 and 2003......     4

      Unaudited interim statements of changes in stockholder's equity of
      First Fortis Life Insurance Company for the nine months ended September 30, 2004.......     5

      Unaudited interim statements of cash flows of First Fortis Life Insurance
      Company for the nine months ended September 30, 2004 and 2003..........................     6

      Notes to the unaudited financial statements of First Fortis Life Insurance Company.....     7

2.    Management's Discussion and Analysis of Financial Condition and Results of
      Operations.............................................................................    10

3.    Quantitative and Qualitative Disclosures About Market Risk *...........................    13

4.    Controls and Procedures................................................................    13

                                          PART II
                                     OTHER INFORMATION

2.    Unregistered Sale of Equity Securities and Use of Proceeds *...........................    13

3.    Defaults Upon Senior Securities *......................................................    13

4.    Submission of Matters to a Vote of Security Holders *..................................    13

5.    Other Information......................................................................    13

6.    Exhibits ..............................................................................    14

Signatures...................................................................................    15

* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10Q

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                   SEPTEMBER 30,             DECEMBER 31,
                                                                   -------------             -----------
                                                                       2004                     2003
                                                                   -------------             -----------
                                                                   (IN THOUSANDS EXCEPT NUMBER OF SHARES)
ASSETS
Investments:
   Fixed maturities available for sale, at fair value
    (amortized cost- $116,249 in 2004 and $157,032 in 2003)         $   125,074              $   167,712
   Equity securities available for sale, at fair value
    (cost- $11,520 in 2004 and $9,574 in 2003)                           11,520                    9,784
   Commercial mortgage loans on real estate
    at amortized cost                                                     7,121                    3,800
   Policy loans                                                              75                       37
   Short-term investments                                                 1,280                    8,091
   Other investments                                                          -                      275
                                                                    -----------              -----------
       Total investments                                                145,070                  189,699

Cash and cash equivalents                                                 1,547                    1,060
Premiums and accounts receivable                                          4,884                    2,777
Reinsurance recoverables                                                 99,292                  100,451
Accrued investment income                                                 1,914                    2,185
Deferred acquisition costs                                                1,122                      942
Deferred income taxes, net                                                2,738                    3,040
Goodwill                                                                  2,038                    2,038
Other assets                                                                 92                       82
Assets held in separate accounts                                         31,251                   39,678
                                                                    -----------              -----------
       Total assets                                                 $   289,948              $   341,952
                                                                    ===========              ===========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
BALANCE SHEETS
AT SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                        SEPTEMBER 30,             DECEMBER 31,
                                                        -------------             -----------
                                                            2004                     2003
                                                        -------------             -----------
                                                        (IN THOUSANDS EXCEPT NUMBER OF SHARES)
LIABILITIES
Future policy benefits and expenses                      $    27,748              $    24,143
Unearned premiums                                             27,460                   35,798
Claims and benefits payable                                  136,694                  137,233
Commissions payable                                            4,475                    3,811
Reinsurance balances payable                                   2,074                    1,935
Funds held under reinsurance                                      88                       94
Deferred gain on disposal of businesses                        6,885                    8,067
Due to affiliates                                                772                    2,407
Accounts payable and other liabilities                         3,930                    6,264
Tax payable                                                      293                    1,771
Liabilities related to separate accounts                      31,251                   39,678
                                                         -----------              -----------
       Total liabilities                                     241,670                  261,201

Commitment & Contingencies (Note 5)                               --                       --


STOCKHOLDER'S EQUITY
Common stock, $20 par value: authorized,
  issued and outstanding shares - 100,000                      2,000                    2,000
Additional paid-in capital                                    43,006                   43,006
Retained (deficit) earnings                                   (2,563)                  28,663
Accumulated other comprehensive income                         5,835                    7,082
                                                         -----------              -----------
Total stockholder's equity                                    48,278                   80,751
                                                         -----------              -----------
       Total liabilities and stockholder's equity        $   289,948              $   341,952
                                                         ===========              ===========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    -------------------------       -------------------------
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------       -------------------------
                                                       2004           2003             2004           2003
                                                    ----------     ----------       ----------     ----------
                                                                         (IN THOUSANDS)
REVENUES

Net earned premiums and other considerations        $   14,906     $   15,625       $   47,007     $   50,479
Net investment income                                    2,280          2,563            7,569          7,742
Net realized gain (loss) on investments                    500            (89)             702            652
Amortization of deferred gain on disposal
  of businesses                                            395            471            1,182          1,423
Fees and other income                                       62             11              180            189
                                                    ----------     ----------       ----------     ----------
       Total revenues                                   18,143         18,581           56,640         60,485

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                    9,761         11,297           29,582         32,757
Amortization of deferred acquisition costs                  88            184              225            270
Underwriting, general and administrative
  expenses                                               4,501          6,984           14,193         19,140
                                                    ----------     ----------       ----------     ----------
       Total benefits, losses and expenses              14,350         18,465           44,000         52,167
                                                    ----------     ----------       ----------     ----------
Income before income taxes                               3,793            116           12,640          8,318
Income taxes                                               771             40            3,869          2,911
                                                    ----------     ----------       ----------     ----------
       Net income                                   $    3,022     $       76       $    8,771     $    5,407
                                                    ==========     ==========       ==========     ==========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                  ACCUMULATED
                                                     ADDITIONAL     RETAINED         OTHER
                                         COMMON       PAID-IN       (DEFICIT)    COMPREHENSIVE
                                         STOCK        CAPITAL       EARNINGS     INCOME (LOSS)      TOTAL
                                         ------      ----------     --------     -------------     --------
                                                                 (IN THOUSANDS)
Balance, December 31, 2003               $2,000       $43,006       $ 28,663        $ 7,082        $ 80,751
  Comprehensive income:
    Net income                                -             -          8,771              -           8,771
    Net change in unrealized
      gains (losses) on securities            -             -              -         (1,244)         (1,244)
                                                                                                   --------
      Total comprehensive income              -             -              -              -           7,527
    Dividends                                 -             -        (40,000)             -         (40,000)
    Other                                     -             -              3             (3)              -
                                         ------       -------       --------        -------        --------
Balance, September 30, 2004              $2,000       $43,006       $ (2,563)       $ 5,835        $ 48,278
                                         ======       =======       ========        =======        ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                           ------------------------
                                                                 SEPTEMBER 30,
                                                           ------------------------
                                                             2004            2003
                                                           --------        --------
                                                                (IN THOUSANDS)
NET CASH (USED IN) OPERATING ACTIVITIES                    $ (2,897)       $ (5,638)

INVESTING ACTIVITIES
Sales of:
     Fixed maturities available for sale                     52,062          26,634
     Equity securities available for sale                     1,088           2,193
     Other invested assets                                      275              44
Maturities, prepayments and scheduled redemption of:

     Fixed maturities available for sale                      8,017          18,658
Purchase of:
     Fixed maturities available for sale                    (18,441)        (31,150)
     Equity securities available for sale                    (3,069)         (8,322)
Change in commercial mortgage loans on real estate           (3,321)              -
Change in short term investments                              6,811          (4,450)
Change in policy loans                                          (38)            (10)
                                                           --------        --------
          Net cash provided by investing activities          43,384           3,597

FINANCING ACTIVITIES
Dividends paid                                              (40,000)              -
                                                           --------        --------
          Net cash (used in) financing activities           (40,000)              -

Change in cash and cash equivalents                             487          (2,041)
Cash and cash equivalents at beginning of period              1,060           2,041
                                                           --------        --------
Cash and cash equivalents at end of period                 $  1,547        $      -
                                                           ========        ========

             See the accompanying notes to the financial statements

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

         Dollar amounts are in thousands except for number of shares.

         The financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

         Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on form 10K for the fiscal year ended December 31, 2003.

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

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

on January 1, 2004. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

         In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 ("FAS 115"). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board ("FASB") has issued two new proposed Staff Positions. EITF 03-1a, which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by staff accounting bulletin ("SAB") 59, Accounting for Noncurrent Marketing Equity Securities.

         In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FAS 106- 2"). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by The Act. The Company's Retirement and Other Employees Benefits plan's Accumulated Pension Benefit Obligation and net periodic postretirement benefit cost do not reflect any amounts associated with the subsidy due to the fact that the Company is unable to determine whether the benefits provided by its' Retirement and Other Employee Benefits plans are actuarially equivalent to Medicare Part D under the Act. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

4.    RETIREMENT AND OTHER EMPLOYEE BENEFITS

         The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $28 and $15 for three months ended September 30, 2004 and 2003, respectively, and $85 and $46 for the nine months ended September 30, 2004 and 2003, respectively.

         The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $6 and $14 for three months ended September 30, 2004 and 2003, respectively, and $4 and $37 for the nine months ended September 30, 2004 and 2003, respectively.

         In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc.

FIRST FORTIS LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

         There were no net postretirement benefit costs allocated to the Company for the three and nine months ended September 30, 2004 and 2003. The Company made contributions to the postretirement benefit plans of approximately $8 and $8 for three months ended September 30, 2004 and 2003, respectively, and $24 and $17 for the nine months ended September 30, 2004 and 2003, respectively, as claims were incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 (Dollar amounts in thousands except share data)

         Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of First Fortis Life Insurance Company (which we refer to as FFLIC) as of September 30, 2004, compared with December 31, 2003, and our results of operations for the three and nine months ended September 30, 2004, and 2003. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2003 included in our Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission and the September 30, 2004 unaudited financial statements and related notes included elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

         The tables below present information regarding our consolidated results of operations:

                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                               ENDED                           ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ------------------------        ------------------------
                                                         2004            2003            2004            2003
                                                       --------        --------        --------        --------
                                                            (IN THOUSANDS)                  (IN THOUSANDS)
                                                       ------------------------        ------------------------
REVENUES:
   Net earned premiums and other considerations        $ 14,906        $ 15,625        $ 47,007        $ 50,479
   Net investment income                                  2,280           2,563           7,569           7,742
   Net realized gain (loss) on investments                  500             (89)            702             652
   Amortization of deferred gain on disposal of
     businesses                                             395             471           1,182           1,423
   Fees and other income                                     62              11             180             189
                                                       --------        --------        --------        --------
     Total revenues                                      18,143          18,581          56,640          60,485
                                                       --------        --------        --------        --------
BENEFITS, LOSSES AND EXPENSES:
   Policyholder benefits                                 (9,761)        (11,297)        (29,582)        (32,757)
   Selling, underwriting and general expenses(1)         (4,589)         (7,168)        (14,418)        (19,410)
                                                       --------        --------        --------        --------
     Total benefits, losses and expenses                (14,350)        (18,465)        (44,000)        (52,167)
                                                       --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                                3,793             116          12,640           8,318
   Income taxes                                            (771)            (40)         (3,869)         (2,911)
                                                       --------        --------        --------        --------
NET INCOME                                             $  3,022        $     76        $  8,771        $  5,407
                                                       ========        ========        ========        ========

---------------
(1)   Includes amortization of DAC.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Total Revenues

         Total revenues decreased by $438, or 2%, from $18,581 for the three months ended September 30, 2003, to $18,143 for the three months ended September 30, 2004. Total revenues decreased by $3,845, or 6%, from $60,485 for the nine months ended September 30, 2003, to $56,640 for the nine months ended September 30, 2004.

         Net earned premiums and other considerations decreased by $719, or 5%, from $15,625 for the three months ended September 30, 2003, to $14,906 for the three months ended September 30, 2004. Net earned premiums and other considerations decreased by $3,472, or 7%, from $50,479 for the nine months ended September 30, 2003, to $47,007 for the nine months ended September 30, 2004. The decreases in net earned premiums and other considerations for the three and nine months ended September 30, 2004, were primarily due to decreases of $801 and $5,004, respectively, in group life and dental premiums and $1,414 and $4,546, respectively, in credit life premiums. These decreases were offset by increases of $1,499 and $6,087 for the three and nine months ended September 30, 2004, respectively, in disability insurance premiums. The decline in renewals for the life and dental business resulted primarily from our continued pricing discipline in an increasingly competitive market which has resulted in lower sales and renewals. The decline in renewals for the credit life business is primarily due to an adverse regulatory climate that has affected this line of business. The increases in disability premiums are primarily driven by an increase in business written through alternative distribution sources. Our total net earned premiums were derived 87% and 79% from the life, dental and disability business in 2004 and 2003, respectively, and 13% and 21% from the credit line business in 2004 and 2003, respectively.

         Net investment income decreased by $283, or 11%, from $2,563 for the three months ended September 30, 2003, to $2,280 for the three months ended September 30, 2004. Net investment income decreased by $173, or 2%, from $7,742 for the nine months ended September 30, 2003, to $7,569 for the nine months ended September 30, 2004. The three and nine month decline is attributable to the decrease in invested assets.

         Net realized gains on investments increased by $589 from net realized losses of $89 for the three months ended September 30, 2003, to net realized gains of $500 for the three months ended September 30, 2004. Net realized gains on investments increased by $50, or 8%, from net realized gains of $652 for the nine months ended September 30, 2003, to net realized gains of $702 for the nine months ended September 30, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. For the three and nine months ended September 30, 2004 and 2003, we had no other-than-temporary impairments.

         Amortization of deferred gain on disposal of businesses decreased by $76, or 16%, from $471 for the three months ended September 30, 2003, to $395 for the three months ended September 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $241, or 17%, from $1,423 for the nine months ended September 30, 2003, to $1,182 for the nine months ended September 30, 2004. The decreases are consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

         Fees and other income increased by $51 from $11 for the three months ended September 30, 2003, to $62 for the three months ended September 30, 2004. Fees and other income decreased by $9, from $189 for the nine months ended September 30, 2003, to $180 for the nine months ended September 30, 2004. The nine month decrease is predominantly related to the run-off of credit line business.

Total Benefits, Losses and Expenses

         Total benefits, losses and expenses decreased by $4,115, or 22%, from $18,465 for the three months ended September 30, 2003, to $14,350 for the three months ended September 30, 2004. Total benefits, losses and expenses decreased by $8,167 or 16%, from $52,167 for the nine months ended September 30, 2003, to $44,000 for the nine months ended September 30, 2004.

         Policyholder benefits decreased by $1,536, or 14%, from $11,297 for the three months ended September 30, 2003, to $9,761 for the three months ended September 30, 2004. Policyholder benefits decreased by $3,175, or 10%, from $32,757 for the nine months ended September 30, 2003, to $29,582 for the nine months ended September 30, 2004. The decrease in policyholder benefits for the three months ended September 30, 2004, was primarily due to a decrease of $891 in disability insurance benefits and $603 in credit life benefits. These decreases were offset by an increase of $346 in group life and dental benefits. The decrease in policyholder benefits for the nine months ended September 30, 2004, was primarily due to decreases of $5,084 in group life and dental benefits and $1,608 in credit life benefits. The decrease in group life and dental benefits is predominantly attributable to favorable mortality experience in group life. These decreases were offset by an increase of $3,896 in disability insurance benefits resulting from alternate distribution sources, as well as unfavorable experience on a large case.

         Selling, underwriting and general expenses decreased by $2,579, or 36%, from $7,168 for the three months ended September 30, 2003, to $4,589 for the three months ended September 30, 2004. Selling, underwriting and general expenses decreased by $4,992, or 26%, from $19,410 for the nine months ended September 30, 2003, to $14,418 for the nine months ended September 30, 2004. Decreased expense levels are driven by the runoff of credit life business.

Net Income

         Net income increased by $2,946, from $76 for the three months ended September 30, 2003, to $3,022 for the three months ended September 30, 2004. Net income increased by $3,364, from $5,407 for the nine months ended September 30, 2003, to $8,771 for the nine months ended September 30, 2004.

         Income taxes increased by $731, from $40 for the three months ended September 30, 2003, to $771 for the three months ended September 30, 2004. Income taxes increased by $958, from $2,911 for the nine months ended September 30, 2003, to $3,869 for the nine months ended September 30, 2004. During the three months ended September 30, 2004, we recognized the release of approximately $400 of previously provided tax accruals which were no longer necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not required under reduced disclosure format.

ITEM 4.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Not required under reduced disclosure format.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not required under reduced disclosure format.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not required under reduced disclosure format.

ITEM 5.  OTHER INFORMATION.

         (a) Because all of the Company's outstanding common stock is held directly by Assurant, Inc., the Company does not file a
                  Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6 EXHIBITS

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

10.1 Amendment Number One to the Assurant, Inc. Amended and Restated 2004 Employee Stock Repurchase Plan.

10.2              Amendment Number One to the Fortis Executive Pension and 401K
                  Plan.

10.3 Amendment Number Two to the Fortis, Inc. Supplemental Executive Retirement Plan.

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

                                  FIRST FORTIS LIFE INSURANCE COMPANY

Date: November 12, 2004           By:   /s/ Lance Wilson
                                      -------------------------------------
                                      Name:  Lance Wilson
                                      Title: President and Chief Executive
                                      Officer(Principal Executive Officer)

Date: November 12, 2004           By:   /s/ Ranell Jacobson
                                      ---------------------------------------
                                      Name:  Ranell Jacobson
                                      Title: Treasurer (Chief Financial Officer)