Form 10-K
period 2004-12-31
FIRST FORTIS LIFE INSURANCE CO
filed 2005-03-31
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 033-71690

FIRST FORTIS LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

New York	13-2699219
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

308 MALTBIE STREET, SUITE 200 SYRACUSE, NEW YORK	13204
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (315) 451-0066

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

Yes   ☑       No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☐       No   ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of March 4, 2005, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FIRST FORTIS LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

     Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I

Item 1. Business

     First Fortis is a stock life insurance company formed in 1971 and organized under the laws of the State of New York. It is a direct wholly owned subsidiary of Assurant, Inc. (Assurant), which owns and operates companies that provide insurance products and related services in North America and selected other markets. Assurant, a Delaware corporation, completed an initial public offering of its common stock in February 2004, and its common stock now trades on The New York Stock Exchange. Prior to the initial public offering, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was done in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc. First Fortis has been a wholly owned subsidiary of Fortis, Inc. since 1989.

     In this report, references to the “Company,” “First Fortis,” “we,” “us” or “our” refer to First Fortis Life Insurance Company. Also, in this report, references to “Assurant” refer to Fortis, Inc. and its subsidiaries prior to the merger described above, and Assurant, Inc. and its subsidiaries after the consummation of the merger described above.

     Assurant organizes and manages their specialized businesses through four operating business segments:

Operating Business Segment	Principal Products and Services		Principal Distribution Channels

Assurant Solutions
Specialty Property	•	Creditor-placed homeowners insurance (including tracking services)	•	Mortgage lenders and services
	•	Manufactured housing homeowners insurance	•	Manufactured housing lenders, dealers and vertically integrated builders

Consumer Protection	•	Debt protection administration	•	Financial institutions (including credit card issuers) and retailers
	•	Credit insurance	•	Consumer electronics and appliance retailers
	•	Warranties and extended service contracts	•	Vehicle dealerships
-Appliances
-Automobiles and recreational vehicles
-Consumer electronics
-Wireless devices

Assurant Health
Individual Health	•	Preferred Provider Organizations (PPO)	•	Independent agents
	•	Short-term medical insurance	•	National accounts
	•	Student medical insurance	•	Internet

Small Employer Group Health	•	PPO	•	Independent agents

Assurant Employee Benefits	•	Group dental insurance	•	Employee benefit advisors
		- Employer-paid	•	Brokers
		- Employee-paid	•	DRMS(1)
	•	Group disability insurance
	•	Group term life insurance

Assurant PreNeed	•	Pre-funded funeral insurance	•	Service Corporation International (SCI)
			•	Independent funeral homes

(1)	DRMS refers to Disability Reinsurance Management Services, Inc., one of our wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

          First Fortis, which is licensed to sell life, health and annuity insurance only in New York, writes certain of the insurance products that are marketed in New York by the Assurant Employee Benefits and Assurant Solutions business segments. Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products. Within the Assurant Solutions segment, we market, sell and issue credit life and credit disability products. Of our total gross revenues generated during 2004, approximately 82% were from the Assurant Employee Benefits segment and approximately 14% from the Assurant Solutions segment. It is possible that our sales of credit life for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Assurant Solutions earns fee income from performing debt protection administration services for such institutions, but we are not involved in providing those services and do not receive that fee income.

     As a direct wholly owned subsidiary of Assurant, First Fortis does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended, because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the SEC as securities. Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group, to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (The Hartford). This sale was accomplished by means of coinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

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

     On June 2, 2003, Assurant terminated the Voting Trust Agreement, dated June 1, 1999, pursuant to which Assurant’s voting rights with respect to our stock had been placed in a trust. The trust was established after a stockholder in Belgium, Societe Generale de Belgique S.A. (SGB), and its parent company, Suez Lyonnaise des Eaux (Suez), acquired more than 20% of the stock of Fortis SA/NV, one of the indirect stockholders of Assurant. This caused Suez and SGB to hold indirectly more than 10% of our stock. However, as of April 24, 2003, Suez and SGB reduced their stock holdings to only 1.5% of Fortis SA/NV which, at that time, represented only 0.75% of our stock. Because the ownership percentage of Suez and SGB was substantially below the 10% threshold set forth in Section 1501(a)(2) of the New York Insurance Law, the trust was terminated pursuant to Section 11(a) of the Voting Trust Agreement, and all voting rights of our stock are now held directly by Assurant.

RISK FACTORS

     First Fortis is subject to risks associated with our business. These risks include, among others:

•	Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

•	Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

•	Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

•	insurance industry cycles;

•	levels of employment;

•	levels of inflation and movements of the financial markets;

•	fluctuations in interest rates;

•	monetary policy;

•	demographics; and

•	legislative and competitive factors.

•	Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•	Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

     As of December 31, 2004, we had approximately 9 employees in our sales offices in New York, New York. In addition, approximately 23 Assurant employees, subject to a lease arrangement, spent at least a portion of their time working for us at our headquarters in Syracuse, New York.

In 2004, we initiated the consolidation of the Syracuse, New York customer relations support functions to our Kansas City, Missouri and Birmingham, Alabama offices. As a result, approximately 20 positions will be eliminated in the Syracuse, New York office during 2004 and 2005.

Item 2. Properties.

     We lease a 15,684 square foot office building in Syracuse, New York that serves as our headquarters. We also lease 9,471 square feet of space in New York City that serves as our sales office. We believe that our leased properties are adequate for our current business operations.

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

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

          There is no public trading market for our common stock. As of March 4, 2005, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We paid $40 million, zero, and zero in dividends to our stockholder in 2004, 2003 and 2002, respectively. As part of the regulatory approval process for the 2001 merger of BALAC into First Fortis, we agreed not to pay any ordinary dividends to Assurant until fiscal year 2004.

Item 6. Selected Financial Data.

     Not required under reduced disclosure format.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

          The table below presents information regarding our consolidated results of operations:

	For the Year Ended
	December 31,
	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$65,593	$69,206
Net investment income	9,738	10,315
Net realized gains on investments	819	646
Amortization of deferred gains on disposal of businesses	1,575	1,896
Fees and other income	305	306

Total revenues	78,030	82,369

Benefits, losses and expenses:
Policyholder benefits	42,732	45,114
Selling, underwriting and general expenses(1)	18,689	24,011

Total benefits, losses and expenses	61,421	69,125

Income before income taxes	16,609	13,244
Income taxes	4,632	4,507

Net income	$11,977	$8,737

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

     Year Ended December 31, 2004 Compared to December 31, 2003

     Total Revenues

          Total revenues decreased by $4,339, or 5%, from $82,369 for the year ended December 31, 2003, to $78,030 for the year ended December 31, 2004.

          Net earned premiums and other considerations decreased $3,613, or 5%, from $69,206 for the year ended December 31, 2003, to $65,593 for the year ended December 31, 2004. The decrease was primarily due to decreases of $3,981, $3,446 and $1,585 in our credit life, group life and group dental businesses, respectively, offset by an increase of $5,413 in our group disability business. The decrease in our credit life business is primarily due to an adverse regulatory climate. The decrease in our group life business was primarily due to the non-renewal of certain unprofitable business in 2003. The decrease in our group dental business was primarily due to maintaining pricing discipline in an increasingly competitive market, which has resulted in lower sales and renewals. The increase in group disability business was primarily driven by business written through alternate distribution sources. In 2004, our total net earned premiums were derived 87% from the group life, group dental and group disability business, and 13% from the credit life business. In 2003, our total net earned premiums were derived 82% from the group life, group dental and group disability business, and 18% from the credit life business.

          Net investment income decreased by $577, or 6%, from $10,315 for the year ended December 31, 2003, to $9,738 for the year ended December 31, 2004. The decline is attributable to a decrease in invested assets.

          Net realized gains on investments increased $173, or 27%, from $646 for the year ended December 31, 2003, to $819 for the year ended December 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on the sales of securities. For the years ended December 31, 2003 and 2004, we had other-than-temporary impairments on available for sale securities of $38 and zero, respectively.

          Amortization of deferred gain on disposal of business decreased by $321, or 17%, from $1,896 for the year ended December 31, 2003, to $1,575 for the year ended December 31, 2004. The decrease is consistent with the anticipated run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

          Fees and other income decreased by $1, or less than 1%, from $306 for the year ended December 31, 2003, to $305 for the year ended December 31, 2004. The decrease is driven by lower administrative services only sales.

     Total Benefits, Losses and Expenses

          Total benefits, losses and expenses decreased by $7,704, or 11%, from $69,125 for the year ended December 31, 2003, to $61,421 for the year ended December 31, 2004.

          Policyholder benefits decreased by $2,382, or 5%, from $45,114 for the year ended December 31, 2003, to $42,732 for the year ended December 31, 2004. The decrease was primarily due to decreases of $1,432, $985 and $1,217 in our credit life, group life and group dental businesses, offset by an increase of $2,075 in our group disability business. The decrease in our credit life business is primarily due to less new business as a result of the adverse regulatory climate. The decrease in group life and dental benefits is predominantly attributable to favorable mortality experience in group life and improved experience in group dental. The increase in group disability is primarily due to growth in business written through alternate distribution sources, as well as unfavorable experience on a large case.

          Selling, underwriting and general expenses decreased $5,322, or 22%, from $24,011 for the year ended December 31, 2003, to $18,689 for the year ended December 31, 2004. The decrease was primarily due to a decrease of $3,659 in our credit life business and a net decrease of $1,406 in our group disability, group life and group dental business. The decrease in our credit life business is due to less new business as a result of the adverse regulatory climate. The decrease in our group disability, group life and group dental business was driven by focused expense management in 2004.

     Net Income

          Net income increased $3,240, or 37%, from $8,737 for the year ended December 31, 2003, to $11,977 for the year ended December 31, 2004.

          Income taxes increased $125, or 3%, from $4,507 for the year ended December 31, 2003, to $4,632 for the year ended December 31, 2004. The increase is primarily due to an increase in pre-tax income. In addition, during the fourth quarter of 2004, an analysis of the federal tax liability resulted in a $1,000 reduction of our tax liability.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk, as well as inflation risk.

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

Interest Rate Risk

     Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2004, we held $128,766 of fixed maturity securities at fair market value and $9,125 of commercial mortgages at amortized cost for a combined total of 91% of total invested assets. As of December 31, 2003, we held $167,712 of fixed maturity securities at fair market value and $3,800 of commercial mortgages for a combined total of 90% of total invested assets.

     We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

     Our group long-term disability and group term life waiver of premium reserves are also sensitive to interest rates. These reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

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

     Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

     We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

     For at least 50% of our $94 million of reinsurance recoverables at December 31, 2004, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

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

Item 9A. Controls And Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

     None.

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

Item 14. Principal Accountant Fees And Services

     PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2004. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by the Audit Committee of our Board of Directors during the fiscal years ended December 31, 2004 and 2003.

	Fiscal Year Ended December 31, 2004		Fiscal Year Ended December 31, 2003
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$71	100%	$59	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

     In March 2004, the Audit Committee of the Board of Directors of the Company adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Committee’s power to:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms;

•	Inform each registered public accounting firm performing work for the Company that such shall report directly to the Audit Committee;

•	Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•	Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than “prohibited non-auditing services.”

          “Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Audit Committee at a later time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

     The following financial statements of First Fortis Life Insurance Company, incorporated by reference into Item 8, are attached hereto:

(a)2. Financial Statement Schedules

     The following financial statement schedules of First Fortis Life Insurance Company are attached hereto:

     All schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

(a)3. Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

3.1	Articles of Incorporation of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Form 10-K filed, File No. 33-71690, filed on March 29, 1996).

3.2	By-laws of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on November 15, 1993).

4.1	Form of Combination Fixed and Variable Group Annuity Contract; (incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on November 15, 1993).

4.2	Form of Application to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-4 File No. 33-71686, and Separate Account A filed on November 15, 1993).

4.3	Form of IRA Endorsement (incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 27, 1995). 4.4 Form of Section 403(b) Annuity Endorsement (incorporated by reference from Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 27, 1995).

10.1	Stock Option Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.2	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2

10.4	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.6	Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.7	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.8	Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.9	Investment Plan (incorporated by reference from Exhibit 10.18 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.10	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.11	Amendment No. 1 To the Amended and Restated 2004 Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.27 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.12	Amendment No 1. To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.28 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.13	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.29 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of First Fortis Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Fortis Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

FIRST FORTIS LIFE INSURANCE COMPANY
By:	/s/ Lance Wilson
	Name:	Lance Wilson
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ranell Jacobson
	Name:	Ranell Jacobson
	Title:	Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2005.

Signature	Title

/s/ Lance Wilson	President and Chief Executive Officer

Lance Wilson	(Principal Executive Officer)

/s/ Ranell Jacobson	Treasurer and Director

Ranell Jacobson	(Principal Financial Officer) (Principal Accounting Office)

*	Director

Terry Kryshak

*	Director

Barbara Hege

*	Director

Allen R. Freedman

*	Director

Clarence E. Galston

*	Director

Dale Edward Gardner

*	Director

Lesley G. Silvester

*	Director

Esther L. Nelson

*By:	/s/ Douglas R. Lowe Douglas R. Lowe Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
First Fortis Life Insurance Company:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of First Fortis Life Insurance Company (the Company), a direct wholly owned subsidiary of Assurant, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers  LLP

March  31, 2005
Minneapolis, Minnesota

First Fortis Life Insurance Company
Balance Sheets
At December 31, 2004 and 2003

	December 31,
	2004	2003
	(in thousands except share data)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $119,840 in 2004 and $157,032 in 2003)	$128,766	$167,712
Equity securities available for sale, at fair value (cost - $8,514 in 2004 and $9,574 in 2003)	8,571	9,784
Commercial mortgage loans on real estate at amortized cost	9,125	3,800
Policy loans	80	37
Short-term investments	4,575	8,091
Other investments	—	275

Total investments	151,117	189,699
Cash and cash equivalents	5,360	1,060
Premiums and accounts receivable, net	4,858	2,777
Income tax receivable	1,250	—
Reinsurance recoverables	93,607	100,451
Due from affiliates	582	—
Accrued investment income	1,701	2,185
Deferred acquisition costs	1,123	942
Deferred income taxes, net	1,481	3,040
Goodwill	2,038	2,038
Other assets	95	82
Assets held in separate accounts	32,446	39,678

Total assets	$295,658	$341,952

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Balance Sheets
At December 31, 2004 and 2003

	December 31,
	2004	2003
	(in thousands except share data)
Liabilities
Future policy benefits and expenses	$29,168	$24,143
Unearned premiums	20,902	35,798
Claims and benefits payable	139,270	137,233
Commissions payable	5,001	3,811
Reinsurance balances payable	2,509	1,935
Funds held under reinsurance	89	94
Deferred gain on disposal of businesses	6,492	8,067
Due to affiliates	—	2,407
Accounts payable and other liabilities	8,292	6,264
Tax payable	—	1,771
Liabilities related to separate accounts	32,446	39,678

Total liabilities	244,169	261,201
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	644	28,663
Accumulated other comprehensive income	5,839	7,082

Total stockholder’s equity	51,489	80,751

Total liabilities and stockholder’s equity	$295,658	$341,952

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Net earned premiums and other considerations	$65,593	$69,206	$74,215
Net investment income	9,738	10,315	11,171
Net realized gain (loss) on investments	819	646	(2,599)
Amortization of deferred gain on disposal of businesses	1,575	1,896	2,242
Fees and other income	305	306	368

Total revenues	78,030	82,369	85,397
Benefits, losses and expenses
Policyholder benefits	42,732	45,114	47,151
Amortization of deferred acquisition costs	247	774	2,319
Underwriting, general and administrative expenses	18,442	23,237	23,638

Total benefits, losses and expenses	61,421	69,125	73,108
Income before income taxes	16,609	13,244	12,289
Income taxes	4,632	4,507	4,197

Net income	$11,977	$8,737	$8,092

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance, January 1, 2002	$2,000	$43,006	$12,047	$2,247	$59,300
Comprehensive income:
Net income	—	—	8,092	—	8,092
Net change in unrealized gains on securities	—	—	—	3,681	3,681

Total comprehensive income					11,773

Balance, December 31, 2002	2,000	43,006	20,139	5,928	71,073
Comprehensive income:
Net income	—	—	8,737	—	8,737
Net change in unrealized gains on securities	—	—	—	941	941
Other	—	—	(213)	213	—

Total comprehensive income					9,678

Balance, December 31, 2003	2,000	43,006	28,663	7,082	80,751
Dividends on common stock	—	—	(40,000)	—	(40,000)
Comprehensive income:
Net income	—	—	11,977	—	11,977
Net change in unrealized gains on securities	—	—	—	(1,239)	(1,239)
Other	—	—	4	(4)	—

Total comprehensive income					10,738

Balance, December 31, 2004	$2,000	$43,006	$644	$5,839	$51,489

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Operating activities
Net income	$11,977	$8,737	$8,092
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	6,844	9,677	(2,075)
Change in premiums and accounts receivables	(2,663)	1,527	3,995
Change in deferred acquisition costs	(181)	628	2,190
Change in accrued investment income	484	148	155
Change in insurance policy reserves and expenses	(7,834)	(13,537)	47
Change in accounts payable and other liabilities	(379)	716	(3,897)
Change in commissions payable	1,190	(37)	107
Change in reinsurance balances payable	574	(872)	(76)
Change in funds held under reinsurance	(5)	(167)	68
Amortization of deferred gain on disposal of businesses	(1,575)	(1,896)	(2,243)
Change in income taxes	(794)	(83)	(4,241)
Net realized (gains)/losses on investments	(819)	(646)	2,599
Other	(166)	18	(207)

Net cash provided by operating activities	6,653	4,213	4,514

Investing activities
Sales of:
Fixed maturities available for sale	57,159	30,892	86,092
Equity securities available for sale	4,376	2,486	1,640
Other invested assets	275	73	126
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	11,214	22,221	14,276
Purchase of:
Fixed maturities available for sale	(30,195)	(43,359)	(111,100)
Equity securities available for sale	(3,330)	(8,986)	(2,096)
Change in commercial mortgage loans on real estate	(5,325)	(3,800)	—
Change in short term investments	3,516	(4,697)	3,207
Change in policy loans	(43)	(13)	(18)

Net cash provided by (used in) investing activities	$37,647	$(5,183)	$(7,873)

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Financing activities
Dividends paid	$(40,000)	$—	$—

Net cash used in financing activities	(40,000)	—	—
Change in cash and cash equivalents	4,300	(970)	(3,359)
Cash and cash equivalents at beginning of period	1,060	2,030	5,389

Cash and cash equivalents at end of period	$5,360	$1,060	$2,030

Supplemental schedule of non-cash investing activities:
Assets and liabilities transferred in reinsurance transaction (Note 8):
Non-cash assets ceded:
Other assets	$—	$—	$(63)

Total value of assets ceded	$—	$—	$(63)

Other liabilities	$—	$—	$(32)

Total liabilities assumed	$—	$—	$(32)

Supplemental information:
Income taxes paid	$5,428	$4,544	$8,455

See the accompanying notes to the financial statements

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

1. Nature of Operations

First Fortis Life Insurance Company (the “Company”) is a provider of life and health insurance products. At January 1, 2004, the Company was a wholly owned subsidiary of Fortis, Inc., which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, the “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an initial public offering (the “IPO”) and retained approximately 35% of its ownership (50,199,130 shares). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of the Assurant, Inc. based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant, Inc. did not receive any of the proceeds from the sale of shares of common stock by Fortis. Fortis received all net proceeds from the sale. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant, Inc. Fortis may elect, prior to the maturity date of the bonds, a cash settlement alternative and pay the bondholders an amount of cash equal to the applicable market value of Assurant, Inc.’s common stock. The exchangeable bonds and the shares of the Assurant, Inc.’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company is incorporated in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company’s revenues are derived principally from group employee benefits and credit products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company’s balance sheet that involve accounting estimates and actuarial determinations are goodwill, reinsurance recoverables, valuation of investments, deferred acquisition costs (“DAC”), liabilities for future policy benefits and expenses, claims and benefits payable and taxes. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and adequate.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

Cash and Cash Equivalents

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried principally at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank providing the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Investments

The Company’s investment strategy is developed based on many factors including appropriate insurance asset and liability management, rate of return, maturity, credit risk, tax considerations and regulatory requirements.

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes are reported as included in accumulated other comprehensive income and, accordingly, have no effect on net income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The change in the allowance for losses is recorded as realized gains and losses on investments.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Other investments consist of investments in joint ventures and partnerships. The joint ventures and partnerships are valued according to the equity method of accounting. Any changes in the fair value are recorded as net realized gains and losses in the statement of operations.

Short-term investments include all investment cash and short maturity investments. These amounts are carried principally at cost, which approximates fair value.

The Company regularly monitors its investment portfolio to determine that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

impairments are charged against earnings in the proper period. The Company’s methodology to identify potential impairments requires professional judgment.

Changes in individual security values are monitored on a regular basis in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch list, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reflected as a realized loss in the Statement of Operations for that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other-than-temporary.

Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. Therefore, the retrospective method is used to adjust the effective yield.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Deferred Acquisition Costs (DAC)

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

A premium deficiency is recognized by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Short Duration Contracts

Acquisition costs relating to single premium credit insurance contracts are amortized over the term of the contracts in relation to premiums earned.

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.

Long Duration Contracts

Acquisition costs on the Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates. The Company performs a goodwill impairment test annually and has not recognized an impairment charge since adoption. The Company performed a January 1, 2005 impairment test during the three months ended March 31, 2005 and concluded that goodwill was not further impaired.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations.

Prior to April 2, 2001, FFG had issued variable insurance products registered as securities under the Securities Act of 1933. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by FFG have been 100% reinsured with The Hartford Financial Services Group Inc. (“The Hartford”). The balance of reserve ceded for the variable insurance products issued by FFG was $5,559 and $6,870 as of December 31, 2004 and 2003, respectively.

Income Taxes

From January 1, 2002 through December 31, 2002, the Company reported its taxable income in a separately filed federal income tax return.

Beginning January 1, 2003, the Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Assurant, Inc. Income tax expense or credits are allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a Tax Allocation Agreement.

Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time.

Premiums

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical and dental, credit life and disability.

Long Duration Contracts

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded to Hartford Life and Annuity Insurance Company (“the Hartford”) and John Hancock Life Insurance Company (“John Hancock”), respectively.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Reinsurance Assumed

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Fee Income

The Company primarily derives income from fees received from providing administrative services. Fee income is earned when services are performed.

Reserves

Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case basis reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR are calculated based on historical experience and on assumptions relating to claim severity, frequency, and other factors. These assumptions are modified as necessary to reflect anticipated trends, with any adjustment being reflected in current operations. We establish reserves for disability policies in an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long-term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policy.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Long Duration Contracts

Future policy benefits and expense reserves on LTC and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

Changes in the estimated liabilities are charged or credited to operations as the estimates are revised.

Guaranty Fund Assessments

There are a number of insurance companies that are currently under regulatory supervision. This may result in future assessments to the Company by state guaranty fund associations to cover losses to policyholders of insolvent or rehabilitated companies. These assessments can be partially recovered through a reduction in future premium taxes in New York. The Company believes it has adequately provided for the impact of future assessments relating to current insolvencies.

Recent Accounting Pronouncements

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

On July 7, 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 was effective for the Company’s financial statements on January 1, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.

In December 2003, the FASB issued FAS 132 (Revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“FAS 132” – Revised 2003). This statement revises employers’

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

disclosure about pension plans and other postretirement benefit plans. This statement does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FAS 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosure to that found in FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and was effective for fiscal year ending after December 15, 2003. The Company’s Parent fully adopted this statement.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 (“FAS 115”). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board (“FASB”) has issued two new proposed Staff Positions. EITF 03-1a, which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by Staff Accounting Bulletin (“SAB”) 59, Accounting for Noncurrent Marketable Equity Securities.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FAS 106-2”), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FAS 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. Since the effects of the Act were not considered a significant event, the effects of the Act were incorporated in the next measurement of plan assets and obligations, December 31, 2004. The Company believes that it will be entitled to the subsidy. Therefore, the Company adopted FAS 106-2 as of December 31, 2004. The adoption of FAS 106-2 did not have a material effect on either the Company’s accumulated postretirement benefit obligation or its financial position or results of operations.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

3. Investments

The amortized cost and fair value of fixed maturities and equity securities as of December 31, 2004 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$21,001	$698	$(22)	21,677
States, municipalities and political subdivisions	2,777	276	—	3,053
Foreign governments	2,842	209	(5)	3,046
Public utilities	16,376	1,670	(1)	18,045
All other corporate bonds	76,844	6,172	(71)	82,945

Total fixed maturities	$119,840	$9,025	$(99)	$128,766

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	8,514	142	(85)	8,571

Total equity securities	$8,514	$142	$(85)	$8,571

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

The amortized cost and fair value of fixed maturities as of December 31, 2003 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed maturities Bonds:
United States Government and government agencies and authorities	$27,211	$861	$(18)	28,054
States, municipalities and political subdivisions	2,775	246	—	3,021
Foreign governments	5,349	396	(23)	5,722
Public utilities	20,239	2,047	—	22,286
All other corporate bonds	101,458	7,226	(55)	108,629

Total fixed maturities	$157,032	$10,776	$(96)	$167,712

Equity securities Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	$9,574	$256	$(46)	$9,784

Total equity securities	$9,574	$256	$(46)	$9,784

The amortized cost and fair value of fixed maturities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Due in one year or less	$9,053	$9,197
Due after one year through five years	16,834	18,182
Due after five years through ten years	29,523	31,769
Due after ten years	36,100	40,884

Total	91,510	100,032
Mortgage and asset backed securities	28,330	28,734

Total	$119,840	$128,766

Gross gains of $1,474, $1,247 and $2,887 and gross losses of $427, $560 and $4,331 were realized on sales of fixed maturities and equity securities in 2004, 2003 and 2002, respectively.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Major categories of net investment income were as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed maturities	$8,697	$9,869	$11,104
Equity securities	719	528	280
Commercial mortgage loans on real estate	337	—	—
Policy loans	4	3	2
Short-term investments	98	61	112
Other investments	5	(7)	(46)
Investment expenses	(122)	(139)	(281)

Net investment income	$9,738	$10,315	$11,171

The net realized gains (losses) recorded in income for 2004, 2003 and 2002 are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed maturities	$1,060	$628	$(2,489)
Equity securities	(13)	21	(32)

Total marketable securities	1,047	649	(2,521)
Other	(228)	(3)	(78)

Total	$819	$646	$(2,599)

The Company recorded $0, $38 and $1,077 of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other-than-temporary declines in value of available for sale securities.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2004 were as follows:

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$4,985	$(22)	$—	$—	$4,985	$(22)
States, municipalities and political subdivisions	—	—	—	—	—	—
Foreign governments	533	(5)	—	—	533	(5)
Public utilities	66	(1)	—	—	66	(1)
All other corporate bonds	6,199	(45)	637	(26)	6,836	(71)

Total fixed maturities	$11,783	$(73)	$637	$(26)	$12,420	$(99)

Equity securities
Common stocks:
Public utilities	$—	$—	$—	$—	$—	$—
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial, miscellaneous and all other	—	—	—	—	—	—
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	2,514	(54)	297	(31)	2,811	(85)

Total equity securities	$2,514	$(54)	$297	$(31)	$2,811	$(85)

The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 86% of these securities in an unrealized loss position have been in a continuous loss position for less than twelve months. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months were approximately $15, with no security with a book value greater than $1,000 having a market value below 99% of book value.

As part of the Company’s ongoing monitor ing process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.

The Company has made commercial mortage loans, collaterized by the underlying real estate, on properties located in the State of New York, Minnesota, and Pennsylvania. A potential loss reserve based on historical data adjusted for current expectations is maintained and is typically between 1.25% and 2.25% of commercial mortgage loans on real estate. As of December 31, 2004, the reserve was approximately 2.0% of the unpaid principal of our commercial mortgage loans, or $200.

The Company had fixed maturities carried at $959 and $993 at December 31, 2004 and 2003, respectively, on deposit with various governmental authorities as required by law.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

4. Income Taxes

The Company is subject to U.S. taxes. Starting in 2003, it is part of the U.S. consolidated federal income tax return with its parent, Assurant, Inc. For 2002, it filed a separate U.S. federal tax return. Information about current and deferred tax expense follows:

	Years Ended December 31,
	2004	2003	2002
Current expense:
Federal	$2,406	$3,837	$4,548
Foreign	—	—	—

Total current expense	2,406	3,837	4,548
Deferred expense (benefit)
Federal	2,226	670	(351)
Foreign	—	—	—

Total deferred expense (benefit)	2,226	670	(351)

Total income tax expense	$4,632	$4,507	$4,197

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2004	2003	2002
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.3)	(0.2)	(0.3)
Dividends received deduction	(0.4)	(0.7)	—
Permanent nondeductible expenses	—	0.2	0.1
Change in reserve for prior year taxes	(6.0)	—	—
Other	(0.4)	(0.3)	(0.6)

Effective income tax rate:	27.9%	34.0%	34.2%

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Policyholder and separate account reserves	$390	$271
Accrued liabilities	111	865
Deferred acquisition costs	1,300	1,442
Deferred gains on reinsurance	2,272	2,857
Other assets	570	1,417

Gross deferred tax assets	4,643	6,852

Deferred tax liabilities:
Investment adjustment	18	—
Unrealized gains on fixed maturities and equities	3,144	3,812

Gross deferred tax liabilities	3,162	3,812

Net deferred income tax asset	$1,481	$3,040

5. Stockholder’s Equity

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2004 and 2003. All the outstanding shares at December 31, 2004 are owned by Assurant, Inc. (see Note 1). The Company paid dividends of $40,000, $0, and $0 at December 31, 2004, 2003 and 2002, respectively.

The maximum amount of dividends which can be paid by the State of New York insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 6).

6. Statutory Information

The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Department of Insurance of the State of New York. Prescribed statutory accounting practices (SAP) includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 3) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 4) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 5) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; and 6) certain assets are not admitted for purposes of determining surplus under SAP.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Reconciliations of net income and stockholder’s equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:

	Net Income			Stockholder's Equity
	2004	2003	2002	2004	2003
Based on statutory accounting practices	$11,088	$10,190	$8,770	$43,039	$73,599
Deferred policy acquisition costs	181	(628)	(2,190)	1,123	942
Deferred and uncollected premiums	1,006	(932)	156	104	33
Policy reserves	591	(798)	361	2,002	398
Investment valuation difference	—	—	—	8,636	10,726
Commissions	99	426	(1,848)	(134)	(233)
Deferred taxes	—	—	—	(1,305)	(1,424)
Deferred gain on disposal of business	320	1,896	2,242	(6,492)	(8,067)
Unearned ceding fee	612	—	—	(827)	(1,439)
Amounts payable reinsurance ceded	—	—	—	25	454
Funds held under reinsurance treaty unauthorized reinsurer		—	—	—	—
Realized gains (losses) on investments	497	547	(443)	—	—
Amortization of goodwill	—	—	—	2,038	2,038
Income taxes	(2,226)	(339)	351	1,481	3,040
Pension	(154)	(61)	153	(300)	(106)
Amortization of IMR	(37)	(5)	(45)	—	—
Reinsurance in unauthorized companies	—	—	—	48	42
Interest maintenance reserve	—	—	—	569	—
Asset valuation reserve	—	—	—	1,182	908
Agents balances	—	—	—	54	23
Other	—	(1,559)	585	246	(183)

Based on generally accepted accounting principles	$11,977	$8,737	$8,092	$51,489	$80,751

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds minimum RBC requirements. Per Section 4207 of New York Insurance Laws, dividends may be paid by domestic stock life insurance companies upon receiving approval from the Superintendent of Insurance 30 days prior to declaration. The payment of dividends in excess of a certain amount (i.e., extraordinary dividends) must be approved by the Department of Insurance, in the state of New York. Ordinary dividends are limited to the lesser of (i) 10% of the statutory surplus as of the end of the prior year or (ii) 100% of adjusted net investment income of the same period upon approval of the New York Department of Insurance. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. The Company entered into an agreement with the New York Insurance Department in connection with the merger of BALAC in 2001, pursuant to which the Company agreed not to pay any dividends until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

7. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2004	2003
Ceded future policy holder benefits and expense	$29,085	$24,051
Ceded unearned premium	18,139	30,120
Ceded claims and benefits payable	44,291	44,621
Ceded paid losses	2,092	1,659

Total	$93,607	$100,451

The changes in direct premiums and premiums ceded were as follows:

	Years Ended December 31,
	2004			2003			2002
	Long	Short		Long	Short		Long	Short
	Duration	Duration	Total	Duration	Duration	Total	Duration	Duration	Total
Gross earned
Premiums and other considerations	$10,930	$79,285	$90,215	$11,442	$97,379	$108,821	$10,618	$119,369	$129,987
Premiums assumed	—	13,174	13,174	—	6,513	6,513	—	2,100	2,100
Premiums ceded	(10,930)	(26,866)	(37,796)	(11,442)	(34,686)	(46,128)	(10,618)	(47,254)	(57,872)

Net earned premiums and other considerations	$—	$65,593	$65,593	$—	$69,206	$69,206	$—	$74,215	$74,215

Gross policyholder
Benefits	$19,628	$46,939	$66,567	$22,637	$61,514	$84,151	$18,217	$81,827	$100,044
Benefits assumed	—	15,304	15,304	—	6,785	6,785	—	1,323	1,323
Benefits ceded	(19,619)	(19,520)	(39,139)	(22,628)	(23,194)	(45,822)	(18,209)	(36,007)	(54,216)

Net policyholder
Benefits	$9	$42,723	$42,732	$9	$45,105	$45,114	$8	$47,143	$47,151

The Company utilizes ceded reinsurance for loss protection and capital management and business divestitures.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, and to free up capital to enable the Company to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk,

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company’s reinsurers for the sharing of risks.

Business Divestitures

The Company has used reinsurance to exit certain businesses. Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and are reflected in the Company’s balance sheet.

In 2001, the Company entered into a reinsurance agreement with the Hartford for the sale of its FFG division. The reinsurance recoverable from the Hartford was $5,559 and $6,870 as of December 31, 2004 and 2003, respectively. The Company would be responsible to administer this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its LTC operations to John Hancock. Reinsurance recoverable from John Hancock was $28,862 and $21,046 as of December 31, 2004 and 2003, respectively.

8. Reserves

The following table provides reserve information by major lines of business as of:

	December 31, 2004			December 31, 2003
	Future Policy		Claims and	Future Policy	Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable
Long Duration Contracts:
FFG and other disposed businesses	$29,168	$2,648	$2,689	$24,143	$2,694	$1,171
Short Duration Contracts:
Group term life	—	103	20,045	—	125	20,936
Group disability	—	129	92,641	—	110	85,956
Medical	—	6	2,144	—	8	1,884
Dental	—	95	1,939	—	111	1,858
Credit Life and Disability	—	17,921	19,389	—	30,628	24,608
Other	—	—	423	—	2,122	820

Total	$29,168	$20,902	$139,270	$24,143	$35,798	$137,233

The Company’s short duration contract group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2004 and 2003 liabilities include $92,254 and $85,491, respectively of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2004 and 2003 are $20,747 and $20,477 respectively.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

9. Fair Value Disclosures

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financia l Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

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

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$5,360	$5,360	$1,060	$1,060
Fixed maturities	128,766	128,766	167,712	167,712
Equity securities	8,571	8,571	9,784	9,784
Commercial mortgage loans on real estate	9,125	9,627	3,800	3,800
Policy loans	80	80	37	37
Short-term investments	4,575	4,575	8,091	8,091
Other investments	—	—	275	275
Assets held in separate accounts	32,446	32,446	39,678	39,678
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$5,286	$5,177	$6,527	$6,346
Liabilities related to separate accounts	32,446	32,446	39,678	39,678

The fair value of the Company’s liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

10. Retirement and Other Employee Benefits

The Company is a wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to $108, $61 and $153 for 2004, 2003 and 2002, respectively.

The Company has a contributory profit sharing plan, sponsored by Assurant, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $34, $44 and $70 for 2004, 2003 and 2002, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant. Health care benefits, either through an Assurant sponsored retiree pla n for retirees under age 65 or through a cost

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2004, 2003, and 2002 the Company incurred expenses related to retirement benefits of $37, $0 and $0, respectively.

11. Deferred Policy Acquisition Costs

Information regarding deferred policy acquisition costs follows:

	December 31,
	2004	2003	2002
Beginning Balance	$942	$1,570	$3,760
Costs deferred	428	146	129
Amortization	(247)	(774)	(2,319)

Ending Balance	$1,123	$942	$1,570

12. Goodwill

Information regarding goodwill follows:

	Goodwill for the Year Ended
	December 31,
	2004	2003	2002
Beginning Balance	$2,038	$1,971	$1,949
Acquistions	—	67	22

Ending Balance	$2,038	$2,038	$1,971

13. Related Party Transactions

The Company received various services from Assurant. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2004, 2003 and 2002 were $4,192, $4,236 and $3,474, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Fortis Benefits Insurance Company (Fortis Benefits). The Company has ceded $6,526, $5,847 and $6,705 of premium to Fortis Benefits in 2004, 2003 and 2002, respectively. The Company has ceded $23,533 and $22,096 of reserves in 2004 and 2003, respectively, to Fortis Benefits.

First Fortis Life Insurance Company
Notes to Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

14. Commitments and Contingencies

The Company lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2004, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2005	604
2006	521
2007	348
2008	348
2009 and thereafter	—

Total minimum future lease payments	$1,821

Rent expense was $418, $492 and $652 for 2004, 2003 and 2002 respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company’s business, financial condition or results of operations.

15. Subsequent Events.

     On March 14, 2005 the Company was notified by the Insurance Department of the State of New York that the Company is entitled to an estimated refund of approximately $2,788 as a result of our participation in a Specified Medical Condition Pool under regulations mandating community rated medical coverage for high-risk individuals. It is anticipated that the disbursement will be made by July 30, 2005. The Company has not recorded any amounts in the financials statements as a result of this anticipated disbursement.