Form 10-Q
period 2005-03-31
FIRST FORTIS LIFE INSURANCE CO
filed 2005-05-16
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number

FIRST FORTIS LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)
NEW YORK	13-2699219
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
308 MALTBIE STREET, SUITE 200	13204
SYRACUSE, NEW YORK
(Address of Principal Executive Offices)	(Zip Code)
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

Yes ☐ No ☑

     As of May 2, 2005, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FIRST FORTIS LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

Item		Page
Number		Number
	PART I
	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	2
	Balance sheets at March 31, 2005 (Unaudited) and December 31, 2004	2
	Statements of operations (Unaudited) for the three months ended March 31, 2005 and 2004	4
	Statements of changes in stockholder’s equity from December 31, 2004 to March 31, 2005 (Unaudited)	5
	Statement of cash flows (Unaudited) for the three months ended March 31, 2005 and 2004	6
	Notes to the financial statements for the three months ended March 31, 2005 and 2004 (Unaudited)	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *	11

4.	CONTROLS AND PROCEDURES	11

	PART II
	OTHER INFORMATION

2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS*	12

3.	DEFAULTS UPON SENIOR SECURITIES *	12

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *	12

5.	OTHER INFORMATION	12

6.	EXHIBITS	12

SIGNATURES		13
EX-10.2: AMENDED REVOLVING CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

First Fortis Life Insurance Company

Balance Sheets
At March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $114,208 in 2005 and $116,275 in 2004)	$120,992	$125,201
Equity securities available for sale, at fair value (cost — $8,667 in 2005 and $8,514 in 2004)	8,476	8,571
Commercial mortgage loans on real estate at amortized cost	9,063	9,125
Policy loans	86	80
Short-term investments	2,714	4,575
Other investments	3,459	3,565

Total investments	144,790	151,117
Cash and cash equivalents	14,949	5,360
Premiums and accounts receivable, net	3,310	4,858
Reinsurance recoverables	92,409	93,607
Due from affiliates	—	582
Accrued investment income	1,814	1,701
Tax receivable	—	1,250
Deferred acquisition costs	1,225	1,123
Deferred income taxes, net	2,086	1,481
Goodwill	2,038	2,038
Other assets	99	95
Assets held in separate accounts	30,244	32,446

Total assets	$292,964	$295,658

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Balance Sheets
At March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$30,747	$29,168
Unearned premiums	17,352	20,902
Claims and benefits payable	138,609	139,270
Commissions payable	4,905	5,001
Reinsurance balances payable	2,335	2,509
Funds held under reinsurance	90	89
Deferred gain on disposal of businesses	6,174	6,492
Due to affilitates	931	—
Accounts payable and other liabilities	8,068	8,292
Tax payable	987	—
Liabilities related to separate accounts	30,244	32,446

Total liabilities	240,442	244,169

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	3,231	644
Accumulated other comprehensive income	4,285	5,839

Total stockholder’s equity	52,522	51,489

Total liabilities and stockholder’s equity	$292,964	$295,658

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company

Statements of Operations (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues
Net earned premiums and other considerations	$15,469	$15,692
Net investment income	2,159	2,677
Net realized gain on investments	15	215
Amortization of deferred gain on disposal of businesses	318	398
Fees and other income	22	67

Total revenues	17,983	19,049

Benefits, losses and expenses
Policyholder benefits	9,686	8,069
Amortization of deferred acquisition costs	205	180
Underwriting, general and administrative expenses	4,100	4,517

Total benefits, losses and expenses	13,991	12,766
Income before income taxes	3,992	6,283
Income taxes	1,405	2,207

Net income	$2,587	$4,076

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company

Statements of Changes in Stockholder’s Equity
From December 31, 2004 to March 31, 2005 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance, December 31, 2004	$2,000	$43,006	$644	$5,839	$51,489
Comprehensive income:
Net income	—	—	2,587	—	2,587
Net change in unrealized gains on securities	—	—	—	(1,554)	(1,554)

Total comprehensive income					1,033

Balance, March 31, 2005	$2,000	$43,006	$3,231	$4,285	$52,522

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company

Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$5,545	$(4,007)

Investing activities
Sales of:
Fixed maturities available for sale	3,228	7,602
Equity securities available for sale	42	526
Other invested assets	106	29
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	4,842	2,619
Purchase of:
Fixed maturities available for sale	(5,897)	(3,147)
Equity securities available for sale	(194)	(1,987)
Other invested assets	—	—
Change in commercial mortgage loans on real estate	62	16
Change in short term investments	1,861	1,702
Change in policy loans	(6)	—

Net cash provided by investing activities	4,044	7,360

Net cash provided by financing activities	—	—

Change in cash and cash equivalents	9,589	3,353
Cash and cash equivalents at beginning of period	5,360	1,060

Cash and cash equivalents at end of period	$14,949	$4,413

Supplemental information:
Income taxes paid (refunded)	$(1,064)	$—

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company

Notes to the Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

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

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of Assurant, Inc. based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant, Inc. did not receive any of the proceeds from the sale of shares of common stock by Fortis. Fortis received all net proceeds from the sale. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant, Inc. Fortis may elect, prior to the maturity date of the bonds, a cash settlement alternative and pay the bondholders an amount of cash equal to the applicable market value of Assurant, Inc.’s common stock. The exchangeable bonds and the shares of the Assurant, Inc.’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

First Fortis Life Insurance Company
Notes to the Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and securities.

3. Retirement and Other Employee Benefits

The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $31 and $28 for the three months ended March 31, 2005 and 2004, respectively.

The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc., covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $14 and $10 for the three months ended March 31, 2005 and 2004, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant. Health care benefits, either through an Assurant sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.

4. Commitments and Contingencies

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company’s financial condition or results of operations.

PART I
FINANCIAL INFORMATION

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands except share data.)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of First Fortis Life Insurance Company (FFLIC or the Company) as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the equivalent 2004 period. This discussion should be read in conjunction with FFLIC’s MD&A and annual audited financial statements as of December 31, 2004 filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

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

     The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$15,469	$15,692
Net investment income	2,159	2,677
Net realized gains on investments	15	215
Amortization of deferred gains on disposal of businesses	318	398
Fees and other income	22	67

Total revenues	17,983	19,049

Benefits, losses and expenses:
Policyholder benefits	9,686	8,069
Selling, underwriting and general expenses(1)	4,305	4,697

Total benefits, losses and expenses	13,991	12,766

Income before income taxes	3,992	6,283
Income taxes	1,405	2,207

Net income	$2,587	$4,076

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

Three Months Ended March 31, 2005 Compared to March 31, 2004

     Total Revenues

     Total revenues decreased by $1,066, or 6%, to $17,983 for the three months ended March 31, 2005 from $19,049 for the three months ended March 31, 2004.

     Net earned premiums and other considerations decreased by $223, or 1%, to $15,469 for the three months ended March 31, 2005 from $15,692 for the three months ended March 31, 2004. The decrease was primarily due to decreases of $685, $329 and $314 in our group life, group dental and credit life businesses, respectively, offset by an increase of $1,100 in our group disability business. The decrease in our group life business was primarily due to the non-renewal of certain unprofitable business in the latter part of 2004. The decrease in our group dental business was primarily due to continued pricing discipline in an increasingly competitive market, which has resulted in lower sales and renewals. The decrease in our credit life business was primarily due to the continued decline in sales of this product. The increase in our group disability business was due to increased business written through our alternate distribution sources.

     Net investment income decreased by $518, or 19%, to $2,159 for the three months ended March 31, 2005 from $2,677 for the three months ended March 31, 2004. This decrease was primarily due to decreases in invested assets.

     Net realized gains on investments decreased by $200, or 93%, to $15 for the three months ended March 31, 2005 from $215 for the three months ended March 31, 2004. Net realized gains are comprised of both other-than-temporary impairments and realized gains/(losses) on the sales of securities. We had no other-than-temporary impairments on available for sale securities for the three months ended March 31, 2005 and 2004.

     Amortization of deferred gain on disposal of business decreased by $80, or 20%, to $318 for the three months ended March 31, 2005 from $398 for the three months ended March 31, 2004. The decrease was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $45, or 67%, to $22 for the three months ended March 31, 2005 from $67 for the three months ended March 31, 2004. The decrease is driven by lower administrative services only sales.

     Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $1,225, or 10%, to $13,991 for the three months ended March 31, 2005 from $12,766 for the three months ended March 31, 2004.

     Policyholder benefits increased by $1,617, or 20%, to $9,686 for the three months ended March 31, 2005 from $8,069 for the three months ended March 31, 2004. The increase was primarily due to increases of $1,376 and $487 in our group disability and group life businesses, respectively. These increases were offset by a decrease of $346 in our group dental business. The increase in group disability business was primarily due to an increase in business written through our alternate distribution sources. The increase in group life business was due to unfavorable mortality experience. The decrease in our group dental business was primarily due to favorable group dental experience.

     Selling, underwriting and general expenses decreased by $392, or 8%, to $4,305 for the three months ended March 31, 2005 from $4,697 for the three months ended March 31, 2004. The decrease was primarily due to a decrease of $537 in our credit life business offset by an aggregate increase of $86 in our group disability, group life and group dental businesses. The decrease in credit life business was due to less new business as a result of the continued decline in sales of this product. The increase in group disability, group life, and group dental businesses was due to an increase in amortization of deferred acquisition costs.

     Net Income

     Net income decreased by $1,489, or 37%, to $2,587 for the three months ended March 31, 2005 from $4,076 for the three months ended March 31, 2004.

     Income taxes decreased by $802, or 36%, to $1,405 for the three months ended March 31, 2005 from $2,207 for the three months ended March 31, 2004. This decrease was due to a decrease in pre-tax income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     Not required under the reduced disclosure format.

Item 4. Controls And Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     Not required under the reduced disclosure format.

Item 3. Defaults Upon Senior Securities.

     Not required under the reduced disclosure format.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required under the reduced disclosure format.

Item 5. Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

   The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

10.1	Assurant Long Term Incentive Plan (ALTIP). (incorporated by reference from Assurant, Inc.’s Form 8-k filed April 13, 2005)

10.2	Amended and Restated Revolving Credit Agreement dated April 29, 2005 by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, and arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of First Fortis Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of First Fortis Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2005.

FIRST FORTIS LIFE INSURANCE COMPANY

By: /s/ Lance R. Wilson

Name: Lance R. Wilson
Title: President and Chief Executive
Officer (Principal Executive
Officer)

By: /s/ Ranell M. Jacobson

Name: Ranell M. Jacobson
Title: Treasurer