Form 10-Q
period 2005-06-30
FIRST FORTIS LIFE INSURANCE CO
filed 2005-08-22
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 033-71690
FIRST FORTIS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK (State or Other Jurisdiction of Incorporation or Organization)	13-2699219 (I.R.S. Employer Identification No.)

308 MALTBIE STREET, SUITE 200 SYRACUSE, NEW YORK	13204
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ ☑
     As of August 1, 2005, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.
     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FIRST FORTIS LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

First Fortis Life Insurance Company
Balance Sheets
At June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $116,205 in 2005 and $116,275 in 2004)	$125,521	$125,201
Equity securities available for sale, at fair value (cost — $8,832 in 2005 and $8,514 in 2004)	8,789	8,571
Commercial mortgage loans on real estate at amortized cost	11,734	9,125
Policy loans	90	80
Short-term investments	468	4,575
Other investments	3,309	3,565

Total investments	149,911	151,117
Cash and cash equivalents	4,384	5,360
Premiums and accounts receivable, net	5,562	4,858
Reinsurance recoverables	96,934	93,607
Due from affiliates	330	582
Accrued investment income	1,623	1,701
Tax receivable	359	1,250
Deferred acquisition costs	1,137	1,123
Deferred income taxes, net	903	1,481
Goodwill	2,038	2,038
Other assets	87	95
Assets held in separate accounts	29,496	32,446

Total assets	$292,764	$295,658

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Balance Sheets
At June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$32,431	$29,168
Unearned premiums	18,184	20,902
Claims and benefits payable	137,863	139,270
Commissions payable	5,346	5,001
Reinsurance balances payable	2,640	2,509
Funds held under reinsurance	90	89
Deferred gain on disposal of businesses	5,858	6,492
Accounts payable and other liabilities	4,158	8,292
Liabilities related to separate accounts	29,496	32,446

Total liabilities	236,066	244,169

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	5,665	644
Accumulated other comprehensive income	6,027	5,839

Total stockholder’s equity	56,698	51,489

Total liabilities and stockholder’s equity	$292,764	$295,658

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Revenues
Net earned premiums and other considerations	$15,159	$16,409	$30,628	$32,101
Net investment income	2,204	2,612	4,362	5,289
Net realized gain (loss) on investments	115	(13)	131	202
Amortization of deferred gain on disposal of businesses	316	388	634	787
Fees and other income	—	52	22	119

Total revenues	17,794	19,448	35,777	38,498

Benefits, losses and expenses
Policyholder benefits	9,339	11,752	19,025	19,821
Amortization of deferred acquisition costs and value of business acquired	435	63	640	137
Underwriting, general and administrative expenses	4,355	5,068	8,454	9,692

Total benefits, losses and expenses	14,129	16,883	28,119	29,650
Income before income taxes	3,665	2,565	7,658	8,848
Income taxes	1,232	891	2,637	3,098

Net income	$2,433	$1,674	$5,021	$5,750

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Statements of Changes in Stockholder’s Equity
From December 31, 2004 to June 30, 2005 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(in thousands)
Balance, December 31, 2004	$2,000	$43,006	$644	$5,839	$51,489
Comprehensive income:
Net income	—	—	5,021	—	5,021
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	188	188

Total other comprehensive income					188

Total comprehensive income					5,209

Balance, June 30, 2005	$2,000	$43,006	$5,665	$6,027	$56,698

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash (used in) operating activities	$(2,579)	$(7,298)

Investing activities
Sales of:
Fixed maturities available for sale	5,156	12,566
Equity securities available for sale	504	562
Other invested assets	256	275
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	8,540	6,643
Purchase of:
Fixed maturities available for sale	(13,505)	(12,412)
Equity securities available for sale	(836)	(2,437)
Change in commercial mortgage loans on real estate	(2,609)	(1,859)
Change in short term investments	4,107	3,300
Change in policy loans	(10)	(28)

Net cash provided by investing activities	$1,603	$6,610
Change in cash and cash equivalents	(976)	(688)
Cash and cash equivalents at beginning of period	5,360	1,060

Cash and cash equivalents at end of period	$4,384	$372

See the accompanying notes to the financial statements.

First Fortis Life Insurance Company
Notes to the Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)
1. Nature of Operations
First Fortis Life Insurance Company (the “Company”) is a provider of life and health insurance products. The Company is an wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.
The Company is domiciled in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company’s revenues are derived principally from group employee benefits and credit products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.
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
3. Recently Adopted Accounting Pronouncements
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154’’). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.
4. Retirement and Other Employee Benefits
The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as Assurant may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $62 and $57 for the six months ended June 30, 2005 and 2004, respectively.
The Company participates in a contributory profit sharing plan, sponsored by Assurant, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $12 and $(2) for the six months ended June 30, 2005 and 2004, respectively.
With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant. Health care benefits, either through a Assurant sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.
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
The Company’s Parent has been part of industry-wide investigations into certain loss mitigation products and finite risk insurance. The Parent has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. A disclosure of these investigations is provided in the Parent’s Quarterly report on Form 10Q for the fiscal quarter ended June 30, 2005.

PART I
FINANCIAL INFORMATION
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
(Dollar amounts in thousands except share data.)
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of First Fortis Life Insurance Company (FFLIC) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the three and six months ended June 30, 2005, compared with the equivalent 2004 period. This discussion should be read in conjunction with FFLIC’s MD&A and annual audited financial statements as of December 31, 2004 filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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

     The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$15,159	$16,409	$30,628	$32,101
Net investment income	2,204	2,612	4,362	5,289
Net realized gains (losses) on investments	115	(13)	131	202
Amortization of deferred gains on disposal of businesses	316	388	634	787
Fees and other income	—	52	22	119

Total revenues	17,794	19,448	35,777	38,498

Benefits, losses and expenses:
Policyholder benefits	9,339	11,752	19,025	19,821
Selling, underwriting and general expenses(1)	4,790	5,131	9,094	9,829

Total benefits, losses and expenses	14,129	16,883	28,119	29,650

Income before income taxes	3,665	2,565	7,658	8,848
Income taxes	1,232	891	2,637	3,098

Net income	$2,433	$1,674	$5,021	$5,750

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.
For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
     Net income increased by $759, or 45%, to $2,433 for the three months ended June 30, 2005 from $1,674 for the three months ended June 30, 2004. The increase in net income was due to a decrease in policyholder benefits of $2,413, partially offset by a decrease in net earned premiums and other considerations of $1,250 and a decrease in net investment income of $408.
Total Revenues
     Total revenues decreased by $1,654, or 9%, to $17,794 for the three months ended June 30, 2005 from $19,948 for the three months ended June 30, 2004. Net earned premiums and other considerations decreased by $1,250 primarily due to lower premiums in disability business written through alternate distribution sources, partially offset by smaller increases in other product lines. Amortization of deferred gains on disposal of businesses also decreased by $72 consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000.
Total Expenses
     Total expenses decreased by $2,754, or 16%, to $14,129 for the three months ended June 30, 2005 from $16,883 for the three months ended June 30, 2004. The decrease in expenses was primarily due to a decrease in policyholder benefits of $2,413 driven by a reduction in disability business written through alternate distribution sources. Partially offsetting this decrease was an increase in amortization of deferred acquisition costs due to higher deferred costs being amortized in the current period as a result of a change in the mix of business.

For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
     Net income decreased by $729, or 13%, to $5,021 for the six months ended June 30, 2005 from $5,750 for the six months ended June 30, 2004. The decrease in net income was due to a decrease in net earned premiums and other considerations of $1,473 and a decrease in net investment income of $927, partially offset by a decrease in policyholder benefits of $796 and a decrease in selling, underwriting and general expenses of $735.
Total Revenues
     Total revenues decreased by $2,721, or 7%, to $35,777 for the six months ended June 30, 2005 from $38,498 for the six months ended June 30, 2004. Net earned premiums and other considerations decreased by $1,473 primarily due to lower premiums in disability business written through alternate distribution sources, partially offset by smaller increases in other product lines. Amortization of deferred gains on disposal of businesses also decreased by $153 consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000.
Total Expenses
     Total expenses decreased by $1,531, or 5%, to $28,119 for the six months ended June 30, 2005 from $29,650 for the six months ended June 30, 2004. The decrease in expenses was primarily due to a decrease in policyholder benefits of $796 driven by a reduction in disability business written through alternate distribution sources. Partially offsetting this decrease was an increase in amortization of deferred acquisition costs due to higher deferred costs being amortized in the current period as a result of a change in the mix of business.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
     Not required under the reduced disclosure format.
Item 4. Controls And Procedures.
     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2005.

FIRST FORTIS LIFE INSURANCE COMPANY

By: /s/ Lance R. Wilson

Name: Lance R. Wilson
Title: President and Chief Executive
Officer (Principal Executive
Officer)

By: /s/ Ranell M. Jacobson

Name: Ranell Jacobson
Title: Treasurer