Form 10-Q
period 2005-09-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2005-11-14
CIK 914804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 033-71690
UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

NEW YORK	13-2699219
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

308 MALTBIE STREET, SUITE 200 SYRACUSE, NEW YORK	13204
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 451-0066
FIRST FORTIS LIFE INSURANCE COMPANY
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
Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.
     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Item		Page
Number		Number
PART I FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	2
	Union Security Life Insurance Company of New York Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	2
	Union Security Life Insurance Company of New York Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004	4
	Union Security Life Insurance Company of New York Statement of Changes in Stockholder’s Equity from December 31, 2004 to September 30, 2005 (Unaudited)	5
	Union Security Life Insurance Company of New York Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004	6
	Union Security Life Insurance Company of New York Notes to the Financial Statements for the nine months ended September 30, 2005 and 2004 (Unaudited)	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *	11

4.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION

2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS*	12

3.	DEFAULTS UPON SENIOR SECURITIES *	12

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *	12

5.	OTHER INFORMATION	12

6.	EXHIBITS	12

SIGNATURES		13
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

1. FINANCIAL STATEMENTS
Union Security Life Insurance Company of New York
Balance Sheets
At September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $103,314 in 2005 and $116,275 in 2004)	$109,750	$125,201
Equity securities available for sale, at fair value (cost — $8,990 in 2005 and $8,514 in 2004)	8,834	8,571
Commercial mortgage loans on real estate at amortized cost	11,640	9,125
Policy loans	96	80
Short-term investments	15,143	4,575
Other investments	3,309	3,565

Total investments	148,772	151,117
Cash and cash equivalents	5,324	5,360
Premiums and accounts receivable, net	2,992	4,858
Reinsurance recoverables	99,529	93,607
Due from affiliates	4,518	582
Accrued investment income	1,761	1,701
Tax receivable	—	1,250
Deferred acquisition costs	1,276	1,123
Deferred income taxes, net	1,849	1,481
Goodwill	2,038	2,038
Other assets	87	95
Assets held in separate accounts	28,343	32,446

Total assets	$296,489	$295,658

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York
Balance Sheets
At September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$33,980	$29,168
Unearned premiums	17,637	20,902
Claims and benefits payable	139,144	139,270
Commissions payable	5,886	5,001
Reinsurance balances payable	3,179	2,509
Funds held under reinsurance	84	89
Deferred gain on disposal of businesses	5,545	6,492
Accounts payable and other liabilities	4,332	8,292
Income tax payable	373	—
Liabilities related to separate accounts	28,343	32,446

Total liabilities	238,503	244,169

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	8,898	644
Accumulated other comprehensive income	4,082	5,839

Total stockholder’s equity	57,986	51,489

Total liabilities and stockholder’s equity	$296,489	$295,658

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York
Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Revenues
Net earned premiums and other considerations	$15,155	$14,906	$45,783	$47,007
Net investment income	2,154	2,280	6,516	7,569
Net realized (loss) gain on investments	(18)	500	113	702
Amortization of deferred gain on disposal of businesses	313	395	947	1,182
Fees and other income	3	62	25	180

Total revenues	17,607	18,143	53,384	56,640

Benefits, losses and expenses
Policyholder benefits	7,635	9,761	26,660	29,582
Amortization of deferred acquisition costs and value of business acquired	120	88	760	225
Underwriting, general and administrative expenses	4,837	4,501	13,291	14,193

Total benefits, losses and expenses	12,592	14,350	40,711	44,000
Income before income taxes	5,015	3,793	12,673	12,640
Income taxes	1,782	771	4,419	3,869

Net income	$3,233	$3,022	$8,254	$8,771

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York
Statement of Changes in Stockholder’s Equity
From December 31, 2004 to September 30, 2005 (Unaudited)

				Accumulated
		Additional		Other
		Paid-in	Retained	Comprehensive
	Common Stock	Capital	Earnings	Income	Total
	(in thousands)

Balance, December 31, 2004	$2,000	$43,006	$644	$5,839	$51,489
Comprehensive income:
Net income	—	—	8,254	—	8,254
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(1,757)	(1,757)

Total other comprehensive income					(1,757)

Total comprehensive income					6,497

Balance, September 30, 2005	$2,000	$43,006	$8,898	$4,082	$57,986

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York
Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$378	$(2,897)
Investing activities
Sales of:
Fixed maturities available for sale	15,820	52,062
Equity securities available for sale	771	1,088
Other invested assets	256	275
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	12,002	8,017
Purchase of:
Fixed maturities available for sale	(14,907)	(18,441)
Equity securities available for sale	(1,257)	(3,069)
Change in commercial mortgage loans on real estate	(2,515)	(3,321)
Change in short term investments	(10,568)	6,811
Change in policy loans	(16)	(38)

Net cash (used in) provided by investing activities	$(414)	$43,384

Financing activities
Dividends paid	—	(40,000)

Net cash (used in) financing activities	—	(40,000)

Change in cash and cash equivalents	(36)	487
Cash and cash equivalents at beginning of period	5,360	1,060

Cash and cash equivalents at end of period	$5,324	$1,547

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York
Notes to the Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
1. Nature of Operations
Union Security Life Insurance Company of New York (the “Company”), formerly know as First Fortis Life Insurance Company, is a provider of life and health insurance products. The Company is a wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.
The Company is domiciled in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company’s revenues are derived principally from group employee benefits and credit products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.
Effective September 6, 2005, the Company changed its name from First Fortis Life Insurance Company in conjunction with the Parent’s initial public offering on February 5, 2004.
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
Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except for number of shares.
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

4. Retirement and Other Employee Benefits
The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as Assurant may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $93 and $85 for the nine months ended September 30, 2005 and 2004, respectively.
The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $23 and $4 for the nine months ended September 30, 2005 and 2004, respectively.
With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by our Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.
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
The Company’s Parent has been part of industry-wide investigations into certain loss mitigation products and finite risk insurance. The Parent has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. A disclosure of these investigations is provided in the Parent’s Quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2005.

PART I
FINANCIAL INFORMATION
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
(Dollar amounts in thousands except share data.)
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLIC) as of September 30, 2005, compared with December 31, 2004, and its results of operations for the three and nine months ended September 30, 2005, compared with the equivalent 2004 periods. This discussion should be read in conjunction with USLIC’s MD&A and annual audited financial statements as of December 31, 2004 included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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

     The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$15,155	$14,906	$45,783	$47,007
Net investment income	2,154	2,280	6,516	7,569
Net realized gains on investments	(18)	500	113	702
Amortization of deferred gains on disposal of businesses	313	395	947	1,182
Fees and other income	3	62	25	180

Total revenues	17,607	18,143	53,384	56,640

Benefits, losses and expenses:
Policyholder benefits	7,635	9,761	26,660	29,582
Selling, underwriting and general expenses(1)	4,957	4,589	14,051	14,418

Total benefits, losses and expenses	12,592	14,350	40,711	44,000

Income before income taxes	5,015	3,793	12,673	12,640
Income taxes	1,782	771	4,419	3,869

Net income	$3,233	$3,022	$8,254	$8,771

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.
For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Net income increased by $211, or 7%, to $3,233 for the three months ended September 30, 2005 from $3,022 for the three months ended September 30, 2004. The increase in net income was primarily due to a decrease in policyholder benefits of $2,126, partially offset by a decrease in net realized gains on investments of $518, an increase in selling, underwriting and general expenses of $368 and an increase in the effective tax rate primarily due to a release in the third quarter of 2004 of approximately $400 of previously provided tax accruals which were no longer needed.
Total Revenues
     Total revenues decreased by $536, or 3%, to $17,607 for the three months ended September 30, 2005 from $18,143 for the three months ended September 30, 2004. The decrease in revenues was due to a decrease in net realized gains on investments of $518 and a decrease in net investment income of $126 due to lower invested assets, partially offset by an increase in net earned premiums and other considerations of $249.

Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $1,758, or 12%, to $12,592 for the three months ended September 30, 2005 from $14,350 for the three months ended September 30, 2004. The decrease in expenses was primarily due to a decrease in policyholder benefits of $2,126 driven by favorable claims experience in our small employer group health business.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Net income decreased by $517, or 6%, to $8,254 for the nine months ended September 30, 2005 from $8,771 for the nine months ended September 30, 2004. The decrease in net income was primarily due to a decrease in net earned premiums and other considerations of $1,224, a decrease in net investment income of $1,053, and a decrease in net realized gains on investments of $589, partially offset by a decrease in policyholder benefits of $2,922.
Total Revenues
     Total revenues decreased by $3,256, or 6%, to $53,384 for the nine months ended September 30, 2005 from $56,640 for the nine months ended September 30, 2004. Net earned premiums and other considerations decreased by $1,224 due to lower group life and dental premiums as a result of lower sales, partially offset by growth in our disability business written through alternate distribution sources. The decrease was also due to a decrease in net realized gains on investments of $589 and a decrease in net investment income of $1,053 due to lower invested assets. Amortization on deferred gains on disposal of businesses also decreased by $235 due to the continued decline in amortization of the deferred gains from the business ceded to The Hartford in 2001 and John Hancock in 2000.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $3,289, or 7%, to $40,711 for the nine months ended September 30, 2005 from $44,000 for the nine months ended September 30, 2004. The decrease in expenses was primarily due to a decrease in policyholder benefits of $2,922 driven by lower dental benefits paid as a result of fewer sales, and favorable claims experience in our small employer group health business, offset by an increase in disability benefits driven by lower disability claim closures.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
     Not required under the reduced disclosure format.
Item 4. Controls And Procedures.
     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK
By:	/s/ P. Bruce Camacho
	Name:	P. Bruce Camacho
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ranell M. Jacobson
	Name:	Ranell M. Jacobson
	Title:	Treasurer