Form 10-K
period 2005-12-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2006-03-10
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of March 1, 2006, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

PART I

Item 1. Business

Union Security Life Insurance Company of New York, formerly First Fortis Life Insurance Company, is a stock life insurance company formed in 1971 and organized under the laws of the State of New York. It is a direct wholly owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

Effective September 6, 2005, Union Security Life Insurance Company of New York changed its name from First Fortis Life Insurance Company in association with Assurant’s initial public offering on February 5, 2004.

In this report, references to the “Company,” “Union Security Life,” “we,” “us” or “our” refer to Union Security Life Insurance Company of New York.

Assurant organizes and manages their specialized businesses through four operating business segments:

Operating Business Segment	Principal Products and Services	Principal Distribution Channels
Assurant Solutions
Specialty Property	• Creditor-placed homeowners insurance (including tracking services)	• Mortgage lenders and services
	• Manufactured housing homeowners insurance	• Manufactured housing lenders, dealers and vertically integrated builders

Consumer Protection	• Debt protection administration • Credit insurance	• Financial institutions (including credit card issuers) and retailers

	• Warranties and extended service contracts	• Consumer electronics and appliance retailers • Vehicle dealerships

• Appliances
• Automobiles and recreational vehicles
• Consumer electronics
• Wireless devices

Assurant Health
Individual Health	• Preferred Provider Organizations (PPO)	• Independent agents • National accounts
	• Short-term medical insurance	• Associations and trusts
	• Student medical insurance	• Internet

Small Employer Group Health	• PPO	• Independent agents

Assurant Employee Benefits	Employer and employee-paid: • Group dental insurance • Group disability insurance	• Employee benefit advisors • Brokers • Disability RMS(1)
• Group term life insurance

Assurant Preneed	• Pre-funded funeral insurance	• Service Corporation International (SCI) • Canadian independent and Corporate funeral homes

(1)	Disability RMS refers to Disability Reinsurance Management Services, Inc., one of Assurant’s wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

Union Security Life, which is licensed to sell life, health and annuity insurance only in New York, writes insurance products that are marketed in New York by the Assurant Employee Benefits and Assurant Solutions business segments. Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products. Within the Assurant Solutions segment, we market, sell and issue credit life and credit disability products. Of our total gross revenues generated during 2005, approximately 88% were from the Assurant Employee Benefits segment, approximately 10% from the Assurant Solutions segment and approximately 2% were from the Assurant Corporate and Other segment. It is possible that our sales of credit life for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own banking-

approved debt protection programs. Debt protection is not an insurance product, but rather a service that is voluntarily added by retail customers as an addendum to a loan. These administrative services we perform on behalf of the lender generate fee income rather than the earned premiums that a credit insurance policy generates.

As a direct wholly owned subsidiary of Assurant, Union Security Life does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the Securities and Exchange Commission (the “SEC”) as securities. Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group, to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of coinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

In addition, effective March 1, 2000, Assurant sold all of its long term care insurance operations to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. In connection with that sale, we reinsured our existing block of long-term care insurance policies to John Hancock on a coinsurance basis. Under the coinsurance agreement, we transferred 100% of the policy reserves and related assets on this block of business to John Hancock, and John Hancock agreed to be responsible for 100% of the policy benefits. The assets backing the liabilities on this business are held in a trust and John Hancock is obligated to fund the trust if the value of the assets is deemed insufficient to fund the liabilities. If John Hancock fails to fulfill these obligations, we will be obligated to make these payments.

In 2001, another indirect wholly owned subsidiary of Assurant, Bankers American Life Assurance Company (“BALAC”) merged into Union Security Life. Pursuant to that merger, Union Security Life acquired all assets and liabilities of BALAC, which had been licensed to write insurance business only in the State of New York.

As of December 31, 2005, we had approximately 7 employees in our sales offices in New York, New York. In addition, approximately 12 Assurant employees, subject to a lease arrangement, spent at least a portion of their time working for us at our headquarters in Syracuse, New York.

In 2004, we initiated the consolidation of the Syracuse, New York customer relations support functions, accounting and other support functions to our Kansas City, Missouri and Birmingham, Alabama offices. As a result, approximately 20 positions were eliminated in the Syracuse, New York office during 2004 and 2005.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the SEC website at www.sec.gov. These documents are also available free of charge through our website at www.assurant.com.

Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares.

Item 1A. Risk Factors

Union Security Life is subject to risks associated with our business. These risks include, among others:

•	Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

•	Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

•	Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

•	insurance industry cycles;

•	levels of employment;

•	levels of inflation and movements of the financial markets;

•	fluctuations in interest rates;

•	monetary policy;

•	demographics; and

•	legislative and competitive factors.

•	Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•	Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

•	Reinsurers’ Failure to Fulfill Obligations. In 2001, the Company entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. The Company would be responsible to administer this business in the event of a default by the reinsurer. In 2000, the Company divested its LTC operations to John Hancock through a reinsurance agreement. If John Hancock fails to fulfill its obligations, the Company would be obligated to make these payments.

•	Credit Risk of Some of Our Agents. We advance agents’ commissions as part of our pre-funded funeral insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. As a result of the sale of the independent United States pre-funded funeral business distribution, the Company will incur losses on chargebacks from agents who have been terminated who will be unable to repay their obligation.

For additional risks that relate to our business, we refer you to Assurant’s Annual Report on Form 10-K filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Syracuse, New York that serves as our headquarters. We also lease office space in New York City that serves as our sales office. We believe that our leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

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

Item 4. Submission Of Matters To A Vote of Security Holders

Not required under reduced disclosure format.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of March 1, 2006, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We paid $4,100, $40,000, and $0 in dividends to our stockholder in 2005, 2004 and 2003, respectively.

Item 6. Selected Financial Data

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

The table below presents information regarding our results of operations:

	For the Year Ended December 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$59,598	$65,593
Net investment income	8,756	9,738
Net realized gains on investments	146	819
Amortization of deferred gain on disposal of businesses	1,039	1,575
Fees and other income	30	305

Total revenues	69,569	78,030

Benefits, losses and expenses:
Policyholder benefits	34,571	42,732
Selling, underwriting and general expenses(1)	17,637	18,689

Total benefits, losses and expenses	52,208	61,421

Income before income taxes	17,361	16,609
Income taxes	5,957	4,632

Net income	$11,404	$11,977

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business required (“VOBA”) and underwriting, general and administrative expenses.

Year Ended December 31, 2005 Compared to December 31, 2004

Net Income

Net income decreased $573, or 5%, to $11,404 for the year ended December 31, 2005 from $11,977 for the year ended December 31, 2004. The decrease is primarily attributable to lower net earned premiums and other considerations and a $1,000 reduction in our 2004 tax liability, partially offset by a decline in policyholder benefits.

Total Revenues

Total revenues decreased by $8,461, or 11%, to $69,569 for the year ended December 31, 2005 from $78,030 for the year ended December 31, 2004. This decrease was primarily driven by lower net earned premiums and other considerations of $5,995 due to a decrease in our group dental business and lower group disability business written though our alternate distribution sources as well as the continued decline in our domestic credit insurance products. Also contributing to the decrease was lower net investment income of $982 due to lower invested assets, lower net realized gains on investments by $673 and a decrease of $536 in amortization of deferred gain on disposal of businesses, which is consistent with the anticipated run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $9,213, or 15%, to $52,208 for the year ended December 31, 2005 from $61,421 for the year ended December 31, 2004. This decrease of $8,161 was primarily driven by lower policyholder benefits in our group disability business written through alternate distribution sources. Also contributing to the decrease were lower selling, underwriting and general expenses of $1,052 due to a decrease in commission expense and one-time interest and severance costs that occurred in the prior period in our credit life business.

Income Taxes

Income taxes increased $1,325, or 29%, to $5,957 for the year ended December 31, 2005 from $4,632 for the year ended December 31, 2004. The increase was partly due to an increase in pre-tax income. In addition, during the fourth quarter of 2004, an analysis of the federal tax liability resulted in a $1,000 reduction of our tax expense.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk, credit risk and inflation risk.

Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when only one of invested assets or liabilities is indexed to inflation.

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

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. We have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation and we have not been able to increase premiums to keep pace with inflation.

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2005, we held $119,604 of fixed maturity securities at fair market value and $13,996 of commercial mortgages at amortized cost for a combined total of 90% of total invested assets. As of December 31, 2004, we held $125,201 of fixed maturity securities at fair market value and $9,125 of commercial mortgages at amortized cost for a combined total of 89% of total invested assets.

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

For at least 50% of our $94,660 million of reinsurance recoverables at December 31, 2005, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

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

Item 9A. Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in

SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 14. Principal Accounting Fees And Services

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2005. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31, 2005		Fiscal Year Ended December 31, 2004
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$192	100%	$71	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Committee’s power to:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms;

•	Inform each registered public accounting firm performing work for the Company that such shall report directly to the Parent’s Audit Committee;

•	Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•	Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than “prohibited non-auditing services.”

“Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of our Parent’s Audit Committee and approved prior to the completion of the audit by our Parent’s Audit Committee or by one or more members of our Parent’s Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by our Parent’s Audit Committee. Our Parent’s Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to our Parent’s full Audit Committee at a later time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of Union Security Life Insurance Company of New York, incorporated by reference into Item 8, are attached hereto:

Page
Financial Statements of Union Security Life Insurance Company of New York
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets of Union Security Life Insurance Company of New York at December 31, 2005 and 2004	F-2
Statements of Operations of Union Security Life Insurance Company of New York for the Years Ended December 31, 2005, 2004 and 2003	F-4
Statements of Changes in Stockholder’s Equity of Union Security Life Insurance Company of New York for the Years Ended December 31, 2005, 2004 and 2003	F-5
Statements of Cash Flows of Union Security Life Insurance Company of New York for the Years Ended December 31, 2005, 2004 and 2003	F-6
Notes to Financial Statements of Union Security Life Insurance Company of New York	F-7

(a)2. Financial Statement Schedules

The following financial statement schedules of Union Security Life Insurance Company of New York are attached hereto:

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

3.1	Articles of Incorporation of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Form 10-K filed, File No. 33-71690, filed on March 29, 1996).

3.2	By-laws of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on November 15, 1993).

3.3	Amended and Restated Charter of First Fortis Life Insurance Company.

3.4	By-laws of Union Security Life Insurance Company of New York, effective September 6, 2005.

4.1	Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 19, 2002).

4.2	Form of Application to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-2 File No. 333-14761, and Separate Account A filed on April 4, 2002).

10.1	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.2	Amendment No. 1 To The Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Form 10-Q, originally filed on November 14, 2005).

10.3	Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.4	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Form 10-Q, originally filed on November 12, 2004).

10.6	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.7	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Form 10-Q, originally filed on November 12, 2004).

10.8	Amendment No. 2 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Form 10-Q, originally filed on November 14, 2005).

10.9	Amendment No. 3 To the Executive Pension and 401K Plan, effective December 15, 2005 (incorporated by reference from Exhibit 10.10 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.10	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.11	Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.1 to Assurant, Inc.’s Form 10-Q, originally filed on August 22, 2005).

10.12	Form of Directors Stock Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.13	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.14	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.15	Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Assurant, Inc.’s Form 8-K, originally filed on April 13, 2005).

10.16	Form of Restricted Stock Agreement under Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.27 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.17	Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.28 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.18	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Form 10-K filed March 31, 2005).

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Ranell Jacobson
Name:	Ranell Jacobson
Title:	Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2006.

Signature	Title

/s/ P. Bruce Camacho P. Bruce Camacho	President and Chief Executive Officer (Principal Executive Officer)

/s/ Ranell Jacobson Ranell Jacobson	Treasurer and Director (Principal Financial Officer)

* Terry Kryshak	Director

* Melissa J. T. Hall	Director

* Allen R. Freedman	Director

* H. Carroll Mackin	Director

* Dale Edward Gardner	Director

* Lesley G. Silvester	Director

* Esther L. Nelson	Director

*By:	/s/ Raj B. Dave
Raj B. Dave
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Life Insurance Company of New York:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Life Insurance Company of New York (the “Company”), a direct wholly owned subsidiary of Assurant, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 10, 2006

Minneapolis, Minnesota

Union Security Life Insurance Company of New York

Balance Sheets

At December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $113,980 in 2005 and $116,275 in 2004)	$119,604	$125,201
Equity securities available for sale, at fair value (cost - $9,046 in 2005 and $8,514 in 2004)	8,790	8,571
Commercial mortgage loans on real estate at amortized cost	13,996	9,125
Policy loans	98	80
Short-term investments	3,341	4,575
Other investments	3,028	3,565

Total investments	148,857	151,117
Cash and cash equivalents	2,863	5,360
Premiums and accounts receivable, net	3,359	4,858
Reinsurance recoverables	94,660	93,607
Due from affiliates	327	582
Accrued investment income	1,605	1,701
Tax receivable	122	1,250
Deferred acquisition costs	1,437	1,123
Deferred income taxes, net	1,999	1,481
Goodwill	2,038	2,038
Other assets	84	95
Assets held in separate accounts	25,343	32,446

Total assets	$282,694	$295,658

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Balance Sheets

At December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$35,762	$29,168
Unearned premiums	14,008	20,902
Claims and benefits payable	135,176	139,270
Commissions payable	4,463	5,001
Reinsurance balances payable	2,596	2,509
Funds held under reinsurance	83	89
Deferred gain on disposal of businesses	5,454	6,492
Accounts payable and other liabilities	3,366	8,292
Liabilities related to separate accounts	25,343	32,446

Total liabilities	226,251	244,169

Commitments and contingencies (Note 14)	$—	$—

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	7,948	644
Accumulated other comprehensive income	3,489	5,839

Total stockholder’s equity	56,443	51,489

Total liabilities and stockholder’s equity	$282,694	$295,658

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Net earned premiums and other considerations	$59,598	$65,593	$69,206
Net investment income	8,756	9,738	10,315
Net realized gain on investments	146	819	646
Amortization of deferred gain on disposal of businesses	1,038	1,575	1,896
Fees and other income	31	305	306

Total revenues	69,569	78,030	82,369

Benefits, losses and expenses
Policyholder benefits	34,571	42,732	45,114
Amortization of deferred acquisition costs	981	247	774
Underwriting, general and administrative expenses	16,656	18,442	23,237

Total benefits, losses and expenses	52,208	61,421	69,125

Income before income taxes	17,361	16,609	13,244
Income taxes	5,957	4,632	4,507

Net income	$11,404	$11,977	$8,737

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)
Balance, January 1, 2003	$2,000	$43,006	$20,139	$5,928	$71,073
Comprehensive income (loss):
Net income	—	—	8,737	—	8,737
Net change in unrealized gains on securities	—	—	—	941	941
Other	—	—	(213)	213	—

Total comprehensive income					9,678

Balance, December 31, 2003	2,000	43,006	28,663	7,082	80,751
Dividends on common stock	—	—	(40,000)	—	(40,000)
Comprehensive income (loss):
Net income	—	—	11,977	—	11,977
Net change in unrealized gains on securities	—	—	—	(1,239)	(1,239)
Other			4	(4)	—

Total comprehensive income					10,738

Balance, December 31, 2004	2,000	43,006	644	5,839	51,489
Dividends on common stock	—	—	(4,100)	—	(4,100)
Comprehensive income (loss):	—	—	—	—	—
Net income	—	—	11,404	—	11,404
Net change in unrealized gains on securities	—	—	—	(2,350)	(2,350)
Other	—	—	—	—	—

Total comprehensive income					9,054

Balance, December 31, 2005	$2,000	$43,006	$7,948	$3,489	$56,443

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income	$11,404	$11,977	$8,737
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(1,053)	6,844	9,677
Change in premiums and accounts receivable	1,754	(2,663)	1,527
Change in deferred acquisition costs	(314)	(181)	628
Change in accrued investment income	96	484	148
Change in insurance policy reserves and expenses	(4,394)	(7,834)	(13,537)
Change in accounts payable and other liabilities	(4,926)	(379)	716
Change in commissions payable	(538)	1,190	(37)
Change in reinsurance balances payable	87	574	(872)
Change in funds held under reinsurance	(6)	(5)	(167)
Amortization of deferred gain on disposal of businesses	(1,038)	(1,575)	(1,896)
Change in income taxes	1,875	(794)	(83)
Net realized gains on investments	(146)	(819)	(646)
Other	57	(166)	18

Net cash provided by operating activities	2,858	6,653	4,213

Investing activities
Sales of:
Fixed maturities available for sale	18,531	57,159	30,892
Equity securities available for sale	1,143	4,376	2,486
Other invested assets	537	454	284
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	15,909	11,035	22,010
Purchase of:
Fixed maturities available for sale	(32,020)	(28,388)	(43,359)
Equity securities available for sale	(1,700)	(3,330)	(8,986)
Other invested assets	—	(1,807)	—
Change in commercial mortgage loans on real estate	(4,871)	(5,325)	(3,800)
Change in short term investments	1,234	3,516	(4,697)
Change in policy loans	(18)	(43)	(13)

Net cash (used in) provided by investing activities	$(1,255)	$37,647	$(5,183)

Financing activities
Dividends paid	$(4,100)	$(40,000)	—

Net cash used in financing activities	(4,100)	(40,000)	—
Change in cash and cash equivalents	(2,497)	4,300	(970)
Cash and cash equivalents at beginning of period	5,360	1,060	2,030

Cash and cash equivalents at end of period	$2,863	$5,360	$1,060

Supplemental information:
Income taxes paid	$4,081	$5,428	$4,544

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

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

Effective September 6, 2005, the Company changed its name from First Fortis Life Insurance Company in association with the Parent’s initial public offering on February 5, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and per share amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant items on the Company’s balance sheet affected by the use of estimates are investments, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes, goodwill, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of business, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation and unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Revenue Recognition

The Company recognizes and reports revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Investments

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Other investments consist primarily of investments in joint ventures, partnerships, and invested assets associated with a modified coinsurance arrangement. The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to a modified coinsurance arrangements are classified as trading securities and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. Changes in individual security values are monitored in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is reported as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Receivables

The Company reports a receivable when revenue has been recognized and reported but not collected. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Reinsurance balances payable are reported for reinsurance assumed based upon ceding entities’ estimations.

Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Assurant. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

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

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs on the Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

Short Duration Contracts

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of SFAS 142, the Company is required to test goodwill on at least an annual basis. The Company performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2005 impairment test also concluded that goodwill is not impaired.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying statements of operations.

Prior to April 2, 2001, the Company had issued variable insurance products registered as securities under the Securities Act of 1933. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by the Company have been 100% reinsured with The Hartford Financial Services Group Inc. (“The Hartford”).

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

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Long Duration Contracts

Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within the Company are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for universal life insurance policies and investment-type annuity contracts no longer offered and the variable life insurance and investment-type annuity contracts in the Company consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are reported when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR are reported at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gain on Disposal of Businesses

The Company reports deferred gain on disposal of businesses for disposals utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its annuity business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

and reported as a liability and decreased as it is recognized and reported as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Premiums

Long Duration Contracts

Premiums for LTC insurance and traditional life insurance contracts within the annuity business are recognized and reported as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within the annuity business, revenues consist of charges assessed against policy balances. For the annuity business and LTC businesses previously sold, all revenue is ceded.

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes and reports revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, dental, and credit life and disability.

Fee Income

The Company primarily derives income from fees received from providing administrative services. Fee income is recognized and reported when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC, salaries and personnel benefits and other general operating expenses. These expenses are reported as incurred.

Leases

The Company reports expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). This requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company does not expect the adoption of FAS 123R to have a material impact on the Company’s financial statements.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of SOP 05-1 and the potential impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

3. Investments

The amortized cost and fair value of fixed maturities and equity securities as of December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$21,735	$716	$(167)	$22,284
States, municipalities and political subdivisions	3,326	250	—	3,576
Foreign governments	2,798	218	(18)	2,998
Public utilities	15,493	987	(20)	16,460
All other corporate bonds	70,628	3,969	(311)	74,286

Total fixed maturities	113,980	6,140	(516)	119,604

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	9,046	60	(316)	8,790

Total equity securities	$9,046	$60	$(316)	$8,790

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The amortized cost and fair value of fixed maturities as of December 31, 2004 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$21,001	$698	$(22)	$21,677
States, municipalities and political subdivisions	2,777	276	—	3,053
Foreign governments	2,842	209	(5)	3,046
Public utilities	16,376	1,670	(1)	18,045
All other corporate bonds	73,279	6,172	(71)	79,380

Total fixed maturities	$116,275	$9,025	$(99)	$125,201

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	$8,514	$142	$(85)	$8,571

Total equity securities	$8,514	$142	$(85)	$8,571

The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,719	$3,762
Due after one year through five years	17,855	18,468
Due after five years through ten years	32,776	33,734
Due after ten years	36,590	40,656

Total	90,940	96,620
Mortgage and asset backed securities	23,040	22,984

Total	$113,980	$119,604

Proceeds from sales of available for sale securities were $19,674, $61,535, and $33,378 during 2005, 2004 and 2003, respectively. Gross gains of $498, $1,474 and $1,247 and gross losses of $332, $427 and $560 were realized on sales of fixed maturities and equity securities in 2005, 2004 and 2003, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Major categories of net investment income were as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$7,135	$8,517	$9,677
Equity securities	581	719	528
Commercial mortgage loans on real estate	645	337	—
Policy loans	7	4	3
Short-term investments	158	98	61
Other investments	275	185	185
Cash and cash equivalents	180	—	—
Investment expenses	(225)	(122)	(139)

Net investment income	$8,756	$9,738	$10,315

The net realized gains (losses) recorded in income for 2005, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$172	$1,060	$628
Equity securities	(26)	(13)	21

Total marketable securities	146	1,047	649
Other	—	(228)	(3)

Total	$146	$819	$646

The Company recorded $20, $0 and $38 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other-than-temporary declines in value of available for sale securities.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$8,996	$(154)	$496	$(13)	$9,492	$(167)
States, municipalities and political subdivisions	—	—	—	—	—	—
Foreign governments	1,516	(18)	—	—	1,516	(18)
Public utilities	1,030	(17)	48	(3)	1,078	(20)
All other corporate bonds	12,593	(268)	707	(43)	13,300	(311)

Total fixed maturities	$24,135	$(457)	$1,251	$(59)	$25,386	$(516)

Equity securities
Common stocks:
Public utilities	$—	$—	$—	$—	$—	$—
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial, miscellaneous and all other	—	—	—	—	—	—
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	5,168	(176)	1,878	(140)	7,046	(316)

Total equity securities	$5,168	$(176)	$1,878	$(140)	$7,046	$(316)

The total unrealized loss represents less than 3% of the aggregate fair value of the related securities. Approximately 76% of these securities in an unrealized loss position have been in a continuous loss position for less than twelve months. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months were approximately $158, with no security with a book value greater than $1,000 having a market value below 98% of book value.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2005. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2005, approximately 71% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of New York, Washington, and Minnesota. A potential loss reserve based on historical data adjusted for current expectations is maintained and is typically between 1.25% and 2.25% of commercial mortgage loans on real estate. As of December 31, 2005 the reserve was approximately 1.4% of the unpaid principal of our commercial mortgage loans, or $200.

The Company had fixed maturities carried at $438 and $959 at December 31, 2005 and 2004, respectively, on deposit with various governmental authorities as required by law.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

4. Income Taxes

The Company is subject to U.S. taxes. Starting in 2003, it is part of the U.S. consolidated federal income tax return with its parent, Assurant, Inc. Information about the Company’s current and deferred tax expense is as follows:

	Years Ended December 31,
	2005	2004	2003
Current expense:
Federal	$5,209	$2,406	$3,837

Total current expense	5,209	2,406	3,837
Deferred expense
Federal	748	2,226	670

Total deferred expense	748	2,226	670

Total income tax expense	$5,957	$4,632	$4,507

A reconciliation of the federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.2)	(0.3)	(0.2)
Dividends received deduction	(0.2)	(0.4)	(0.7)
Permanent nondeductible expenses	0.3	—	0.2
Change in reserve for prior year taxes	(0.4)	(6.0)	—
Other	(0.2)	(0.4)	(0.3)

Effective income tax rate:	34.3%	27.9%	34.0%

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Policyholder and separate account reserves	$—	$404
Accrued liabilities	136	166
Deferred acquisition costs	1,073	1,300
Deferred gains on reinsurance	1,909	2,272
Investment adjustment	115	19
Other assets	723	464

Gross deferred tax assets	3,956	4,625

Deferred tax liabilities:
Policyholder and separate account reserves	78	—
Unrealized gains on fixed maturities and equities	1,879	3,144

Gross deferred tax liabilities	1,957	3,144

Net deferred income tax asset	$1,999	$1,481

As of December 31, 2005, the Company had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards related to other assets in the table above total $2,065 and will expire in 2010 if unused.

5. Stockholder’s Equity

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2005 and 2004. All the outstanding shares at December 31, 2005 are owned by Assurant, Inc. (see Note 1). The Company paid dividends of $4,100, $40,000, and $0 at December 31, 2005, 2004 and 2003, respectively.

The maximum amount of dividends which can be paid by the State of New York insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 6).

6. Statutory Information

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the New York Department of Commerce. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between statutory accounting principles (“SAP”) and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

Reconciliations of net income and stockholder’s equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:

	Net Income			Shareholder’s Equity
	2005	2004	2003	2005	2004
Based on statutory accounting practices	$10,538	$11,088	$10,190	$49,026	$43,039
Deferred policy acquisition costs	314	181	(628)	1,437	1,123
Deferred and uncollected premiums	(87)	1,006	(932)	162	104
Policy reserves	602	591	(798)	2,614	2,002
Investment valuation difference	—	—	—	5,035	8,636
Commissions	534	99	426	(11)	(134)
Deferred taxes	—	—	—	—	(1,305)
Deferred gain on disposal of businesses	211	320	1,896	(5,451)	(6,492)
Unearned ceding fee	147	612	—	(448)	(827)
Amounts payable reinsurance ceded	—	—	—	942	25
Funds held under reinsurance treaty unauthorized reinsurer	—	—	—	—	—
Realized gains (losses) on investments	118	497	547	—	—
Amortization of goodwill	—	—	—	2,038	2,038
Income taxes	(747)	(2,226)	(339)	681	1,481
Pension	(149)	(154)	(61)	(450)	(300)
Amortization of IMR	(77)	(37)	(5)	—	—
Reinsurance in unauthorized companies	—	—	—	—	48
Interest maintenance reserve	—	—	—	596	569
Asset valuation reserve	—	—	—	1,012	1,182
Agents balances	—	—	—	(3)	54
Other	—	—	(1,559)	(737)	246

Based on generally accepted accounting principles	$11,404	$11,977	$8,737	$56,443	$51,489

Insurance enterprises are required by State Insurance Departments to adhere to minimum risk-based capital (RBC) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2005, the Company declared and paid dividends of $4,100, all of which were ordinary. In 2004, the Company declared and paid dividends of $40,000, of which $7,160 was ordinary and $32,840 was extraordinary. In 2003, the Company declared no dividends. The Company has the ability, under state regulatory requirements, to dividend up to $4,703 to its parent in 2006 without permission from New York regulators.

7. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2005	2004
Ceded future policy holder benefits and expense	$35,688	$29,085
Ceded unearned premium	12,167	18,139
Ceded claims and benefits payable	44,225	44,291
Ceded paid losses	2,580	2,092

Total	$94,660	$93,607

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The changes in direct premiums and premiums ceded were as follows:

	Years Ended December 31,
	2005			2004			2003
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and considerations	$11,247	$70,879	$82,126	$10,930	$79,285	$90,215	$11,442	$97,379	$108,821
Premiums assumed	—	11,402	11,402	—	13,174	13,174	—	6,513	6,513
Premiums ceded	(11,247)	(22,683)	(33,930)	(10,930)	(26,866)	(37,796)	(11,442)	(34,686)	(46,128)

Net earned premiums and other considerations	$—	$59,598	$59,598	$—	$65,593	$65,593	$—	$69,206	$69,206

Gross policyholder benefits	$17,931	$44,880	$62,811	$19,628	$46,939	$66,567	$22,637	$61,514	$84,151
Benefits assumed	—	8,384	8,384	—	15,304	15,304	—	6,785	6,785
Benefits ceded	(17,925)	(18,699)	(36,624)	(19,619)	(19,520)	(39,139)	(22,628)	(23,194)	(45,822)

Net policyholder benefits	$6	$34,565	$34,571	$9	$42,723	$42,732	$9	$45,105	$45,114

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

In 2001, the Company entered into a reinsurance agreement with the Hartford for the sale of its annuity business. The reinsurance recoverable from the Hartford was $5,840 and $5,559 as of December 31, 2005 and 2004, respectively. The Company would be responsible to administer this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its LTC operations to John Hancock. Reinsurance recoverable from John Hancock was $36,278 and $28,862 as of December 31, 2005 and 2004, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

8. Reserves

The following table provides reserve information by major lines of business as of:

	December 31, 2005			December 31, 2004
	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable
Long Duration Contracts:
FFG and other disposed businesses	$35,762	$4,125	$4,038	$29,168	$2,648	$2,689
Short Duration Contracts:
Group term life	—	63	18,632	—	103	20,045
Group disability	—	218	93,253	—	129	92,641
Medical	—	4	1,279	—	6	2,144
Dental	—	33	1,598	—	95	1,939
Credit Life and Disability	—	9,565	16,376	—	17,921	19,389
Other	—	—	—	—	—	423

Total	$35,762	$14,008	$135,176	$29,168	$20,902	$139,270

The Company’s short duration contract group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2005 and 2004 liabilities include $63,686 and $64,386, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2005 and 2004 are $20,946 and $20,747, respectively.

9. Fair Value Disclosures

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Other investments: the fair values of joint ventures are based on financial statements provided by partnerships or members. The invested assets related to a modified coinsurance arrangement and the AIP are classified as trading securities and are reported at fair value. The carrying amounts of the remaining other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$2,863	$2,863	$5,360	$5,360
Fixed maturities	119,604	119,604	125,201	125,201
Equity securities	8,790	8,790	8,571	8,571
Commercial mortgage loans on real estate	13,996	14,355	9,125	9,627
Policy loans	98	98	80	80
Short-term investments	3,341	3,341	4,575	4,575
Other investments	3,028	3,028	3,565	3,565
Assets held in separate accounts	25,343	25,343	32,446	32,446
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$5,462	$5,402	$5,286	$5,177
Liabilities related to separate accounts	25,343	25,343	32,446	32,446

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

10. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $124, $108 and $61 for 2005, 2004 and 2003, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $33, $15 and $42 for 2005, 2004 and 2003, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by our Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2005, 2004 and 2003 the Company incurred expenses related to retirement benefits of $25, $37 and $23, respectively.

11. Deferred Policy Acquisition Costs

Information regarding deferred policy acquisition costs follows:

	December 31,
	2005	2004	2003
Beginning Balance	$1,123	$942	$1,570
Costs deferred	1,295	428	146
Amortization	(981)	(247)	(774)

Ending Balance	$1,437	$1,123	$942

12. Goodwill

Information regarding goodwill follows:

	December 31,
	2005	2004	2003
Beginning Balance	$2,038	$2,038	$1,971
Acquisitions	—	—	67

Ending Balance	$2,038	$2,038	$2,038

13. Related Party Transactions

The Company received various services from the Parent. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2005, 2004 and 2003 were $9,137, $4,192 and $4,236, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Union Security Insurance Company (“USIC”). The Company has ceded $6,588, $6,526 and $5,847 of premium to USIC in 2005, 2004 and 2003, respectively. The Company has ceded $24,879, $23,533 and $22,096 of reserves in 2005, 2004 and 2003, respectively, to USIC.

14. Commitments and Contingencies

The Company leases office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2005, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2006	$718
2007	555
2008	558
2009	179
2010 and thereafter	119

Total minimum future lease payments	$2,129

Rent expense was $623, $333 and $405 for 2005, 2004 and 2003 respectively.

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