Form 10-Q
period 2006-03-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2006-05-10
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 033-71690

UNION SECURITY LIFE INSURANCE COMPANY

OF NEW YORK

(Exact name of registrant as specified in its charter)

NEW YORK	13-2699219
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

212 HIGHBRIDGE STREET, SUITE D FAYETTEVILLE, NEW YORK	13066
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 637-4232

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐   Large accelerated filer                ☐   Accelerated filer                ☒   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 1, 2006, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005

	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $107,415 in 2006 and $113,980 in 2005)	$110,269	$119,604
Equity securities available for sale, at fair value (cost - $9,002 in 2006 and $9,046 in 2005)	8,746	8,790
Commercial mortgage loans on real estate at amortized cost	16,571	13,996
Policy loans	108	98
Short-term investments	8,036	3,341
Other investments	2,877	3,028

Total investments	146,607	148,857
Cash and cash equivalents	7,836	2,863
Premiums and accounts receivable, net	3,050	3,359
Reinsurance recoverables	95,861	94,660
Due from affiliates	—	327
Accrued investment income	1,766	1,605
Tax receivable	—	122
Deferred acquisition costs	1,345	1,437
Property and equipment, at cost less accumulated depreciation	3	—
Deferred income taxes, net	2,921	1,999
Goodwill	2,038	2,038
Other assets	86	84
Assets held in separate accounts	24,820	25,343

Total assets	$286,333	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$36,987	$35,762
Unearned premiums	13,016	14,008
Claims and benefits payable	133,179	135,176
Commissions payable	4,815	4,463
Reinsurance balances payable	3,786	2,596
Funds held under reinsurance	80	83
Deferred gain on disposal of businesses	5,239	5,454
Accounts payable and other liabilities	4,108	3,366
Due to affiliates	1,352	—
Income tax payable	1,374	—
Liabilities related to separate accounts	24,820	25,343

Total liabilities	$228,756	$226,251

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	$2,000	$2,000
Additional paid-in capital	43,006	43,006
Retained earnings	10,883	7,948
Accumulated other comprehensive income	1,688	3,489

Total stockholder’s equity	57,577	56,443

Total liabilities and stockholder’s equity	$286,333	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$13,960	$15,469
Net investment income	2,187	2,159
Net realized (loss) gain on investments	(270)	15
Amortization of deferred gain on disposal of businesses	215	318
Fees and other income	7	22

Total revenues	16,099	17,983
Benefits, losses and expenses
Policyholder benefits	6,967	9,686
Amortization of deferred acquisition costs	280	205
Underwriting, general and administrative expenses	4,373	4,100

Total benefits, losses and expenses	11,620	13,991

Income before income taxes	4,479	3,992
Income taxes	1,544	1,405

Net income	$2,935	$2,587

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity

From December 31, 2005 to March 31, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)
Balance, December 31, 2005	$2,000	$43,006	$7,948	$3,489	$56,443
Comprehensive income:
Net income	—	—	2,935	—	2,935
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(1,801)	(1,801)

Total other comprehensive loss					(1,801)

Total comprehensive income					1,134

Balance, March 31, 2006	$2,000	$43,006	$10,883	$1,688	$57,577

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$5,713	$5,545
Investing activities
Sales of:
Fixed maturities available for sale	7,933	3,228
Equity securities available for sale	1,570	42
Other invested assets	151	226
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	2,163	4,722
Purchases of:
Fixed maturities available for sale	(3,693)	(5,897)
Equity securities available for sale	(1,581)	(194)
Property and equipment	(3)	—
Change in commercial mortgage loans on real estate	(2,575)	62
Change in short-term investments	(4,695)	1,861
Change in policy loans	(10)	(6)

Net cash (used in) provided by investing activities	(740)	4,044
Change in cash and cash equivalents	4,973	9,589
Cash and cash equivalents at beginning of period	2,863	5,360

Cash and cash equivalents at end of period	$7,836	$14,949

See the accompanying notes to the consolidated financial statements

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

1.	Nature of Operations

Union Security Life Insurance Company of New York (the “Company”), formerly known as First Fortis Life Insurance Company, is a provider of life insurance products. The Company is a wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc.’s common stock is traded on the New York Stock Exchange under the symbol AIZ. The Company changed its name from First Fortis Life Insurance Company in 2005.

The Company is domiciled in New York and is qualified to sell life, health and annuity insurance in the state of New York. The Company’s revenues are derived principally from group employee benefits and credit products. The Company offers credit insurance, group disability insurance, group dental insurance and group life insurance.

2.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Dollar amounts are in thousands, except for number of shares and per share amounts.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

3.	Recently Adopted Accounting Pronouncements

On January 1, 2006, the Parent adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Parent must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Parent adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on our financial position or results of operations.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $31 and $31 for the three months ended March 31, 2006 and 2005, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed by the Company was approximately $17 and $9 for the three months ended March 31, 2006 and 2005, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USLICONY’s MD&A and annual audited financial statements as of December 31, 2005 filed with the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

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

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$13,960	$15,469
Net investment income	2,187	2,159
Net realized (loss) gain on investments	(270)	15
Amortization of deferred gains on disposal of businesses	215	318
Fees and other income	7	22

Total revenues	16,099	17,983

Benefits, losses and expenses:
Policyholder benefits	6,967	9,686
Selling, underwriting and general expenses(1)	4,653	4,305

Total benefits, losses and expenses	11,620	13,991

Income before income taxes	4,479	3,992
Income taxes	1,544	1,405

Net income	$2,935	$2,587

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

Three Months Ended March 31, 2006 Compared to March 31, 2005

Net Income

Net income increased by $348, or 13%, to $2,935 for the three months ended March 31, 2006 from $2,587 for the three months ended March 31, 2005. This increase is primarily due to favorable loss ratios in our group disability, group life and group dental businesses, partially offset by lower sales and increased lapses in these same businesses.

Total Revenues

Total revenues decreased by $1,884, or 10%, to $16,099 for the three months ended March 31, 2006 from $17,983 for the three months ended March 31, 2005. This decrease was primarily driven by lower net earned premiums and other consideration of $1,509 due to decreases in our group dental, group disability and group life businesses from lower sales and increased lapses. We incurred a net realized loss of $270 for the three months ended March 31, 2006 compared to a net realized gain of $15 for the three months ended March 31, 2005. Amortization of deferred gain on disposal of businesses decreased by $103, which was consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $2,371, or 17%, to $11,620 for the three months ended March 31, 2006 from $13,991 for the three months ended March 31, 2005. This decrease was primarily driven by a decrease in policyholder benefits of $2,719 due to a decrease in our group disability business written though our Disability Risk Management Services (DRMS) distribution channel, the continued decline in our domestic credit business and improved experience in our group life and group dental businesses, partially offset by an increase in selling, underwriting and general expenses.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4.	Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3.	Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5.	Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.
Item 6.	Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2006.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Ranell M. Jacobson
Name:	Ranell M. Jacobson
Title:	Treasurer
(Principal Financial Officer)