Form 10-Q
period 2006-06-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2006-08-09
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

    Yes  ☐     No  ☒

As of August 1, 2006, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $111,080 in 2006 and $113,980 in 2005)	$111,656	$119,604
Equity securities available for sale, at fair value (cost - $9,199 in 2006 and $9,046 in 2005)	8,651	8,790
Commercial mortgage loans on real estate, at amortized cost	18,704	13,996
Policy loans	116	98
Short-term investments	3,414	3,341
Other investments	2,735	3,028

Total investments	145,276	148,857
Cash and cash equivalents	5,161	2,863
Premiums and accounts receivable, net	2,590	3,359
Reinsurance recoverables	95,420	94,660
Due from affiliates	—	327
Accrued investment income	1,582	1,605
Tax receivable	156	122
Deferred acquisition costs	1,247	1,437
Deferred income taxes, net	3,932	1,999
Goodwill	2,038	2,038
Other assets	85	84
Assets held in separate accounts	22,469	25,343

Total assets	$279,956	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
	(in thousands except number of shares)

Liabilities
Future policy benefits and expenses	$38,158	$35,762
Unearned premiums	12,419	14,008
Claims and benefits payable	130,887	135,176
Commissions payable	4,624	4,463
Reinsurance balances payable	645	2,596
Funds held under reinsurance	80	83
Deferred gain on disposal of businesses	4,966	5,454
Accounts payable and other liabilities	3,953	3,366
Due to affiliates	2,623	—
Liabilities related to separate accounts	22,469	25,343

Total liabilities	$220,824	$226,251

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	14,109	7,948
Accumulated other comprehensive income	17	3,489

Total stockholder’s equity	59,132	56,443

Total liabilities and stockholder’s equity	$279,956	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Revenues
Net earned premiums and other considerations	$13,212	$15,159	$27,172	$30,628
Net investment income	2,335	2,204	4,522	4,362
Net realized (losses) gains on investments	(29)	115	(299)	131
Amortization of deferred gain on disposal of businesses	272	316	487	634
Fees and other income	11	—	18	22

Total revenues	15,801	17,794	31,900	35,777

Benefits, losses and expenses
Policyholder benefits	6,709	9,339	13,676	19,025
Amortization of deferred acquisition costs	260	435	540	640
Underwriting, general and administrative expenses	3,903	4,355	8,276	8,454

Total benefits, losses and expenses	10,872	14,129	22,492	28,119

Income before income taxes	4,929	3,665	9,408	7,658
Income taxes	1,703	1,232	3,247	2,637

Net income	$3,226	$2,433	$6,161	$5,021

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity

From December 31, 2005 to June 30, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)

Balance, December 31, 2005	$2,000	$43,006	$7,948	$3,489	$56,443
Comprehensive income:
Net income	—	—	6,161	—	6,161
Other comprehensive loss:
Net change in unrealized gains on securities	—	—	—	(3,472)	(3,472)

Total other comprehensive loss					(3,472)

Total comprehensive income					2,689

Balance, June 30, 2006	$2,000	$43,006	$14,109	$17	$59,132

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Net cash provided by (used in) operating activities	$4,293	$(2,579)

Investing activities
Sales of:
Fixed maturities available for sale	8,555	5,156
Equity securities available for sale	2,030	504
Other invested assets	292	256
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	4,889	8,540
Purchase of:
Fixed maturities available for sale	(10,688)	(13,505)
Equity securities available for sale	(2,274)	(836)
Change in commercial mortgage loans on real estate	(4,708)	(2,609)
Change in short-term investments	(73)	4,107
Change in policy loans	(18)	(10)

Net cash (used in) provided by investing activities	(1,995)	1,603

Change in cash and cash equivalents	2,298	(976)
Cash and cash equivalents at beginning of period	2,863	5,360

Cash and cash equivalents at end of period	$5,161	$4,384

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2006 presentation.

Dollar amounts are in thousands except for number of shares.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Six Months Ended June 30, 2006 and 2005

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company does not believe the adoption of FIN 48 will have a material effect on our financial position or results of operations.

4. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $31 for the three months ended June 30, 2006 and 2005, and $62 for the six months ended June 30, 2006 and 2005.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed by the Company was approximately $9 and $3 for the three months ended June 30, 2006 and 2005, respectively, and $26 and $12 for the six months ended June 30, 2006 and 2005, respectively.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six months ended June 30, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USLICONY’s MD&A and annual audited financial statements as of December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2005 Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. Therefore, factors affecting these items may have a material adverse effect on our results of operations or financial condition.

Critical Accounting Policies and Estimates

Our 2005 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Form 10-K were consistently applied to the interim financial statements for the six months ended June 30, 2006.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$13,212	$15,159	$27,172	$30,628
Net investment income	2,335	2,204	4,522	4,362
Net realized (losses) gains on investments	(29)	115	(299)	131
Amortization of deferred gains on disposal of businesses	272	316	487	634
Fees and other income	11	—	18	22

Total revenues	15,801	17,794	31,900	35,777

Benefits, losses and expenses:
Policyholder benefits	6,709	9,339	13,676	19,025
Selling, underwriting and general expenses(1)	4,163	4,790	8,816	9,094

Total benefits, losses and expenses	10,872	14,129	22,492	28,119

Income before income taxes	4,929	3,665	9,408	7,658
Income taxes	1,703	1,232	3,247	2,637

Net income	$3,226	$2,433	$6,161	$5,021

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2006 Compared to The Three Months Ended June 30, 2005.

Net Income

Net income increased by $793, or 33%, to $3,226 for the three months ended June 30, 2006 from $2,433 for the three months ended June 30, 2005. The increase in net income was primarily due to improved loss ratios in our group disability and group life businesses and a reduction of selling, underwriting and general expenses in our domestic credit business, partially offset by an increase in our net realized losses on investments.

Total Revenues

Total revenues decreased by $1,993, or 11%, to $15,801 for the three months ended June 30, 2006 from $17,794 for the three months ended June 30, 2005. This decrease in revenues was due to a decrease in net earned premiums and other considerations of $1,947 due to the continued decline in our domestic credit business, decreases in our group dental, group disability and group life businesses resulting from lower sales and an increase in lapsation and an increase in net realized losses on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $3,257, or 23%, to $10,872 for the three months ended June 30, 2006 from $14,129 for the three months ended June 30, 2005. This decrease was primarily due to a decrease in policyholder benefits of $2,630 driven by favorable claims experience in our group life, group dental and group disability businesses. Policyholder benefits also decreased due to the continued decline in our domestic credit business. Selling, underwriting and general expenses decreased due to the continued decline in our domestic credit business

For The Six Months Ended June 30, 2006 Compared to The Six Months Ended June 30, 2005.

Net Income

Net income increased by $1,140, or 23%, to $6,161 for the six months ended June 30, 2006 from $5,021 for the six months ended June 30, 2005. This increase in net income was primarily due to improved loss ratios in our group disability and group life businesses and a reduction of selling, underwriting and general expenses in our domestic credit business, partially offset by an increase in our net realized losses on investments.

Total Revenues

Total revenues decreased by $3,877, or 11%, to $31,900 for the six months ended June 30, 2006 from $35,777 for the six months ended June 30, 2005. Net earned premiums and other considerations decreased by $3,456 due to lower group dental, group disability and group life premiums as a result of lower sales and an increase in lapsation. Also contributing to the reduction in revenues is an increase in net realized losses on investments of $430.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $5,627, or 20%, to $22,492 for the six months ended June 30, 2006 from $28,119 for the six months ended June 30, 2005. This decrease was primarily due to a decrease in policyholder benefits of $5,349 attributable to favorable claims experience in our group disability, group life and group dental businesses. Policyholder benefits also decreased due to the continued decline in our domestic credit business.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4. Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3. Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5. Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held directly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Ranell M. Jacobson
Name:	Ranell M. Jacobson
Title:	Treasurer (Principal Financial Officer)