Form 10-Q
period 2006-09-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2006-11-20
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Item Number		Page Number
	PART I FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	2
	Union Security Life Insurance Company of New York Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	2
	Union Security Life Insurance Company of New York Statements of Operations (Unaudited) for the three and nine months ended September 30, 2006 and 2005	4
	Union Security Life Insurance Company of New York Statement of Changes in Stockholder’s Equity from December 31, 2005 to September 30, 2006 (Unaudited)	5
	Union Security Life Insurance Company of New York Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005	6
	Union Security Life Insurance Company of New York Notes to the Financial Statements for the nine months ended September 30, 2006 and 2005 (Unaudited)	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *	13

4.	CONTROLS AND PROCEDURES	13

	PART II OTHER INFORMATION

1A.	RISK FACTORS	14

2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS*	14

3.	DEFAULTS UPON SENIOR SECURITIES *	14

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *	14

5.	OTHER INFORMATION	14

6.	EXHIBITS	14

SIGNATURES		15

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $108,656 in 2006 and $113,980 in 2005)	$112,356	$119,604
Equity securities available for sale, at fair value (cost - $9,378 in 2006 and $9,046 in 2005)	9,222	8,790
Commercial mortgage loans on real estate, at amortized cost	21,570	13,996
Policy loans	120	98
Short-term investments	4,047	3,341
Other investments	2,617	3,028

Total investments	149,932	148,857
Cash and cash equivalents	14,681	2,863
Premiums and accounts receivable, net	2,965	3,359
Reinsurance recoverables	99,280	94,660
Due from affiliates	—	327
Accrued investment income	1,849	1,605
Tax receivable	528	122
Deferred acquisition costs	1,158	1,437
Deferred income taxes, net	2,136	1,999
Goodwill	2,038	2,038
Other assets	139	84
Assets held in separate accounts	21,574	25,343

Total assets	$296,280	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$38,967	$35,762
Unearned premiums	11,471	14,008
Claims and benefits payable	137,848	135,176
Commissions payable	4,791	4,463
Reinsurance balances payable	1,640	2,596
Funds held under reinsurance	79	83
Deferred gain on disposal of businesses	4,723	5,454
Accounts payable and other liabilities	3,888	3,366
Due to affiliates	6,026	—
Liabilities related to separate accounts	21,574	25,343

Total liabilities	$231,007	$226,251

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	17,964	7,948
Accumulated other comprehensive income	2,303	3,489

Total stockholder’s equity	65,273	56,443

Total liabilities and stockholder’s equity	$296,280	$282,694

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$19,979	$15,155	$47,151	$45,783
Net investment income	2,266	2,154	6,788	6,516
Net realized (losses) gains on investments	(96)	(18)	(395)	113
Amortization of deferred gain on disposal of businesses	244	313	731	947
Fees and other income	12	3	30	25

Total revenues	22,405	17,607	54,305	53,384

Benefits, losses and expenses
Policyholder benefits	11,918	7,635	25,594	26,660
Amortization of deferred acquisition costs	269	120	809	760
Underwriting, general and administrative expenses	4,386	4,837	12,662	13,291

Total benefits, losses and expenses	16,573	12,592	39,065	40,711

Income before income taxes	5,832	5,015	15,240	12,673
Income taxes	1,976	1,782	5,224	4,419

Net income	$3,856	$3,233	$10,016	$8,254

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity

From December 31, 2005 to September 30, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)
Balance, December 31, 2005	$2,000	$43,006	$7,948	$3,489	$56,443
Comprehensive income:
Net income	—	—	10,016	—	10,016
Other comprehensive loss:
Net change in unrealized gains on securities	—	—	—	(1,186)	(1,186)

Total other comprehensive loss					(1,186)

Total comprehensive income					8,830

Balance, September 30, 2006	$2,000	$43,006	$17,964	$2,303	$65,273

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$15,121	$4,353

Investing activities
Sales of:
Fixed maturities available for sale	11,248	15,820
Equity securities available for sale	2,767	771
Other invested assets	411	256
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	5,959	12,002
Purchase of:
Fixed maturities available for sale	(12,218)	(18,882)
Equity securities available for sale	(3,168)	(1,257)
Change in commercial mortgage loans on real estate	(7,574)	(2,515)
Change in short-term investments	(706)	(10,568)
Change in policy loans	(22)	(16)

Net cash (used in) investing activities	(3,303)	(4,389)

Change in cash and cash equivalents	11,818	(36)
Cash and cash equivalents at beginning of period	2,863	5,360

Cash and cash equivalents at end of period	$14,681	$5,324

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company’s financial statements.

On September 15, 2006 the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and, therefore, the Company is required to adopt FAS 157 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

On September 29, 2006 the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). This standard requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pensions and postretirement benefits are accounted for and reported in the income statement. The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. The Company has no legal obligation for benefits under these plans. FAS 158 provides for two alternatives for transition for companies where the measurement date of plan assets and obligations is not the same as the fiscal year-end date. The Parent’s measurement date and fiscal year-end date are the same, therefore the adoption of one of these alternatives is not applicable. FAS 158’s requirement to record the funded status on the balance sheet and to make additional disclosures is effective in fiscal years ending after December 15, 2006 and, therefore, the Parent is required to adopt FAS 158 as of December 31, 2006. The adoption of FAS 158 is not expected to have a material impact on the Company’s financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.

4. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company were $31 for the three months ended September 30, 2006 and 2005, and $93 for the nine months ended September 30, 2006 and 2005.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amounts expensed by the Company were $6 and $11 for the three months ended September 30, 2006 and 2005, respectively, and $32 and $23 for the nine months ended September 30, 2006 and 2005, respectively.

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

Nine Months Ended September 30, 2006 and 2005

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USLICONY’s MD&A and annual audited financial statements as of December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2005 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Form 10-K were consistently applied to the interim financial statements for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$19,979	$15,155	$47,151	$45,783
Net investment income	2,266	2,154	6,788	6,516
Net realized (losses) gains on investments	(96)	(18)	(395)	113
Amortization of deferred gains on disposal of businesses	244	313	731	947
Fees and other income	12	3	30	25

Total revenues	22,405	17,607	54,305	53,384

Benefits, losses and expenses:
Policyholder benefits	11,918	7,635	25,594	26,660
Selling, underwriting and general expenses(1)	4,655	4,957	13,471	14,051

Total benefits, losses and expenses	16,573	12,592	39,065	40,711

Income before income taxes	5,832	5,015	15,240	12,673
Income taxes	1,976	1,782	5,224	4,419

Net income	$3,856	$3,233	$10,016	$8,254

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Net income increased by $623, or 19%, to $3,856 for the three months ended September 30, 2006 from $3,233 for the three months ended September 30, 2005. The increase in net income is primarily due to improved loss ratios in our group life and group dental businesses and a reduction of selling, underwriting and general expenses in our domestic credit business.

Total Revenues

Total revenues increased by $4,798, or 27%, to $22,405 for the three months ended September 30, 2006 from $17,607 for the three months ended September 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $4,824 driven by growth in disability business written through our Disability Risk Management Services (DRMS) distribution channel, partially offset by the continued decline in our domestic credit business and decreases in our group dental and group life businesses resulting from lower sales and higher lapses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $3,981, or 32%, to $16,573 for the three months ended September 30, 2006 from $12,592 for the three months ended September 30, 2005. This increase is primarily due to an increase in policyholder benefits of $4,283 driven by the assumption of reserves related to a closed block of single premium business through our DRMS channel, partially offset by declines in our group life and group dental businesses as a result of lower sales and higher lapses, favorable claim closures in our group disability business, and the continued decline in our domestic credit business.

For The Nine Months Ended September 30, 2006 Compared to The Nine Months Ended September 30, 2005.

Net Income

Net income increased by $1,762, or 21%, to $10,016 for the nine months ended September 30, 2006 from $8,254 for the nine months ended September 30, 2005. This increase in net income was primarily due to improved loss ratios in our group disability, group life and group dental businesses.

Total Revenues

Total revenues increased by $921, or 2%, to $54,305 for the nine months ended September 30, 2006 from $53,384 for the nine months ended September 30, 2005. Net earned premiums and other considerations increased by $1,368 due to an increase in premiums related to a closed block of business through our DRMS channel, partially offset lower group dental, group disability and group life premiums as a result of lower sales and higher lapses, the continued decline in our domestic credit business and a decrease in net realized gains on investments of $508.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $1,646, or 4%, to $39,065 for the nine months ended September 30, 2006 from $40,711 for the nine months ended September 30, 2005. This decrease was primarily due to a decrease in policyholder benefits of $1,066 attributable to favorable claims experience in our group disability, group life and group dental businesses and the continued decline in our domestic credit business, partially offset by the assumption of reserves related to a closed block of single premium business through our DRMS channel. Selling, underwriting and general expenses decreased due to the continued decline in our domestic credit business.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4. Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2006.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Peter A. Walker
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer