Form 10-K
period 2006-12-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2007-03-01
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

☐  Large accelerated filer            ☐  Accelerated filer            ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 15, 2007, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I

Item 1. Business

Legal Organization

Union Security Life Insurance Company of New York (formerly known as First Fortis Life Insurance Company) is a stock life insurance company formed in 1971 and organized under the laws of the State of New York. It is a direct wholly owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

In this report, references to the “Union Security Life,” “we,” “us” or “our” refer to Union Security Life Insurance Company of New York.

Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares and number of employees.

Business Organization

Union Security Life is licensed to sell life, health and annuity insurance only in New York. We write insurance products that are marketed in New York primarily by two of Assurant’s business segments, Assurant Employee Benefits and Assurant Solutions (see Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 for a full description of each of these businesses). Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products. Within the Assurant Solutions segment, we market, sell and issue credit life and credit disability products. Of our total gross revenues generated during 2006, approximately 79% was from the Assurant Employee Benefits segment, approximately 11% was from the Assurant Solutions segment, and the remaining 10% from two other business segments of Assurant, Assurant Health and Corporate and Other. It is possible that our sales of credit life for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own debt protection programs. Debt protection is not an insurance product, but rather a service that is voluntarily added by retail customers as an addendum to a loan. We offer administrative services for debt protection programs on behalf of the lender which generates fee income rather than the earned premiums that a credit insurance policy generates.

As a direct wholly owned subsidiary of Assurant, Union Security Life does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group (“FFG”), to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

As of February 15, 2007, we had thirteen employees in our sales offices in New York, New York. In addition, two Assurant employees spent at least a portion of their time working for us at our headquarters in Syracuse, New York.

Our annual reports on Form 10-K, quarterly reports Form on 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov.

For additional information that relates to our business, we refer you to Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

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

•

Reinsurers’ Failure to Fulfill Obligations. In 2001, Assurant entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If

The Hartford fails to fulfill these obligations, we will be obligated to make these payments and administer this business in the event of a default by the reinsurer. In 2000 Assurant divested our long-term care (“LTC”) operations to John Hancock Life Insurance Company (“John Hancock”) through a reinsurance agreement. If John Hancock fails to fulfill its obligations we would be obligated to make these payments.

For additional risks that relate to our business, we refer you to Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of February 15, 2007, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We paid $10,000, $4,100, and $40,000 in dividends to our stockholder in 2006, 2005 and 2004, respectively.

Item 6. Selected Financial Data

Not required under reduced disclosure format.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

The table below presents information regarding our results of operations:

	For the Year Ended December 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$61,338	$59,598
Net investment income	9,175	8,756
Net realized (losses) gains on investments	(173)	146
Amortization of deferred gains on disposal of businesses	200	1,038
Fees and other income	47	31

Total revenues	70,587	69,569

Benefits, losses and expenses:
Policyholder benefits	32,284	34,571
Selling, underwriting and general expenses (1)	17,781	17,637

Total benefits, losses and expenses	50,065	52,208

Income before income taxes	20,522	17,361
Income taxes	7,081	5,957

Net income	$13,441	$11,404

(1)	Includes amortization of deferred acquisition costs (“DAC”) and underwriting, general and administrative expenses.

Year Ended December 31, 2006 Compared to December 31, 2005

Net Income

Net income increased $2,037, or 18%, to $13,441 for the year ended December 31, 2006 from $11,404 for the year ended December 31, 2005. This increase was primarily driven by growth in business written through our Disability Reinsurance Management Services (“DRMS”) distribution channel and approximately $1,400 of income related to a refund of previously paid policyholder benefits. These increases were offset by a reduction in amortization of deferred gains on disposal of businesses.

Total Revenues

Total revenues increased by $1,018, or 1%, to $70,587 for the year ended December 31, 2006 from $69,569 for the year ended December 31, 2005. This increase was primarily driven by higher net earned premiums and other considerations of $1,740 due to an increase in premiums related to a closed block of disability business written though our DRMS channel partially offset by decreases in our group life and group dental businesses. In addition, as a result of our annual review of estimates affecting the deferred gain on disposal of businesses we took an additional charge of approximately $600 over the prior year.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $2,143, or 4%, to $50,065 for the year ended December 31, 2006 from $52,208 for the year ended December 31, 2005. This decrease was driven by favorable experience in our group dental and group life business, the continued decline in our domestic credit business and a refund of previously paid policyholder benefits which was accounted for as a reduction of policyholder benefits. Partially offsetting these decreases was the assumption of reserves related to a closed block of disability business through our DRMS channel.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk, credit risk and inflation risk.

Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2006, we held $111,522 of fixed maturity securities at fair market value and $21,686 of commercial mortgages at amortized cost for a combined total of 90% of total invested assets. As of December 31, 2005, we held $119,604 of fixed maturity securities at fair market value and $13,996 of commercial mortgages at amortized cost for a combined total of 90% of total invested assets.

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

Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements.

We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

For at least 50% of our $101,283 of reinsurance recoverables at December 31, 2006, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during Union Security Life’s fourth fiscal quarter in 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not required under reduced disclosure format.

Item 11. Executive Compensation

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not required under reduced disclosure format.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2006. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2006 and 2005.

	Fiscal Year Ended December 31, 2006		Fiscal Year Ended December 31, 2005
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$166	100%	$192	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

The Audit Committee of Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Assurant Audit Committee’s power to:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms;

•	Inform each registered public accounting firm performing work for Union Security Life that such shall report directly to the Assurant Audit Committee;

•

Directly oversee the work of any registered public accounting firm employed by Union Security Life, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•	Approve in advance any significant audit or non-audit engagement or relationship between Union Security Life and the independent auditors, other than “prohibited non-auditing services.”

“Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to Assurant and its subsidiaries constitutes not more than 5% of the total amount of revenues paid by Assurant and its subsidiaries to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by Assurant at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee to whom authority to grant such approvals has been delegated by the Assurant Board of Directors. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to Assurant’s full Audit Committee at a later time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of Union Security Life Insurance Company of New York, incorporated by reference into Item 8, are attached hereto:

Page
Financial Statements of Union Security Life Insurance Company of New York
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets of Union Security Life Insurance Company of New York at December 31, 2006 and 2005	F-2
Statements of Operations of Union Security Life Insurance Company of New York for the Years Ended December 31, 2006, 2005 and 2004	F-3
Statements of Changes in Stockholder’s Equity of Union Security Life Insurance Company of New York for the Years Ended December 31, 2006, 2005 and 2004	F-4
Statements of Cash Flows of Union Security Life Insurance Company of New York for the Years Ended December 31, 2006, 2005 and 2004	F-5
Notes to Financial Statements of Union Security Life Insurance Company of New York	F-6

(a)2. Financial Statement Schedules

The following financial statement schedules of Union Security Life Insurance Company are attached hereto:

All schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

(a)3. Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of the Assurant website, located at www.assurant.com.

3.1	Articles of Incorporation of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Form 10-K filed, File No. 33-71690, filed on March 29, 1996).

3.2	By-laws of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on November 15, 1993).

3.3	Amended and Restated Charter of First Fortis Life Insurance Company (incorporated by reference from Exhibit 3.3 to Registrant’s Form 10-K, originally filed March 10, 2006).

3.4	By-laws of Union Security Life Insurance Company of New York, effective September 6, 2005 (incorporated by reference from Exhibit 3.4 to Registrant’s Form 10-K, originally filed March 10, 2006).

4.1	Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 19, 2002).

4.2	Form of Application to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-2 File No. 333-14761, and Separate Account A filed on April 4, 2002).

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/S/ P. BRUCE CAMACHO
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/S/ PETER A. WALKER
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature	Title

/S/ P. BRUCE CAMACHO P. Bruce Camacho	President and Chief Executive Officer (Principal Executive Officer)

/S/ PETER A. WALKER Peter A. Walker	Treasurer and Chief Financial Officer (Principal Financial Officer)

* Terry Kryshak	Director

* Melissa J. T. Hall	Director

* Allen R. Freedman	Director

* H. Carroll Mackin	Director

* Dale Edward Gardner	Director

* Lesley G. Silvester	Director

* Esther L. Nelson	Director

*By:	/S/ P. BRUCE CAMACHO
P. Bruce Camacho Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Life Insurance Company of New York:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Assurant, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 1, 2007

Minneapolis, Minnesota

Union Security Life Insurance Company of New York

Balance Sheets

At December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$107,827 in 2006 and $113,980 in 2005)	$111,522	$119,604
Equity securities available for sale, at fair value (cost—$9,455 in 2006 and $9,046 in 2005)	9,381	8,790
Commercial mortgage loans on real estate at amortized cost	21,686	13,996
Policy loans	120	98
Short-term investments	2,401	3,341
Other investments	2,524	3,028

Total investments	147,634	148,857
Cash and cash equivalents	5,600	2,863
Premiums and accounts receivable	3,383	3,359
Reinsurance recoverables	101,283	94,660
Due from affiliates	—	327
Accrued investment income	1,581	1,605
Tax receivable	1,273	122
Deferred acquisition costs	1,188	1,437
Deferred income taxes, net	1,485	1,999
Goodwill	2,038	2,038
Other assets	85	84
Assets held in separate accounts	21,948	25,343

Total assets	$287,498	$282,694

Liabilities
Future policy benefits and expenses	$40,381	$35,762
Unearned premiums	10,979	14,008
Claims and benefits payable	138,880	135,176
Commissions payable	4,634	4,463
Reinsurance balances payable	514	2,596
Funds held under reinsurance	76	83
Deferred gain on disposal of businesses	5,254	5,454
Accounts payable and other liabilities	4,507	3,366
Due to affiliates	1,576	—
Liabilities related to separate accounts	21,948	25,343

Total liabilities	$228,749	$226,251

Commitments and contingencies (Note 15)

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	11,389	7,948
Accumulated other comprehensive income	2,354	3,489

Total stockholder’s equity	58,749	56,443

Total liabilities and stockholder’s equity	$287,498	$282,694

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Net earned premiums and other considerations	$61,338	$59,598	$65,593
Net investment income	9,175	8,756	9,738
Net realized (losses) gains on investments	(173)	146	819
Amortization of deferred gains on disposal of businesses	200	1,038	1,575
Fees and other income	47	31	305

Total revenues	70,587	69,569	78,030

Benefits, losses and expenses
Policyholder benefits	32,284	34,571	42,732
Amortization of deferred acquisition costs	1,084	981	247
Underwriting, general and administrative expenses	16,697	16,656	18,442

Total benefits, losses and expenses	50,065	52,208	61,421

Income before income taxes	20,522	17,361	16,609
Income taxes	7,081	5,957	4,632

Net income	$13,441	$11,404	$11,977

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)
Balance, January 1, 2004	$2,000	$43,006	$28,663	$7,082	$80,751
Dividends on common stock	—	—	(40,000)	—	(40,000)
Comprehensive income:
Net income	—	—	11,977	—	11,977
Net change in unrealized gains on securities	—	—	—	(1,239)	(1,239)
Other	—	—	4	(4)	—

Total comprehensive income					10,738

Balance, December 31, 2004	2,000	43,006	644	5,839	51,489
Dividends on common stock	—	—	(4,100)	—	(4,100)
Comprehensive income:
Net income	—	—	11,404	—	11,404
Net change in unrealized gains on securities	—	—	—	(2,350)	(2,350)

Total comprehensive income					9,054

Balance, December 31, 2005	2,000	43,006	7,948	3,489	56,443
Dividends on common stock	—	—	(10,000)	—	(10,000)
Comprehensive income:
Net income	—	—	13,441	—	13,441
Net change in unrealized gains on securities	—	—	—	(1,135)	(1,135)

Total comprehensive income					12,306

Balance, December 31, 2006	$2,000	$43,006	$11,389	$2,354	$58,749

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$13,441	$11,404	$11,977
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	(6,623)	(1,053)	6,844
Change in premiums and accounts receivable	303	1,754	(2,663)
Change in deferred acquisition costs	249	(314)	(181)
Change in accrued investment income	24	96	484
Change in insurance policy reserves and expenses	5,294	(4,394)	(7,834)
Change in accounts payable and other liabilities	2,880	(1,107)	(2,313)
Change in commissions payable	171	(538)	1,190
Change in reinsurance balances payable	(2,082)	87	574
Change in funds held under reinsurance	(7)	(6)	(5)
Amortization of deferred gains on disposal of businesses	(200)	(1,038)	(1,575)
Change in income taxes	(25)	1,875	(794)
Net realized losses (gains) on investments	173	(146)	(819)
Other	135	57	(166)

Net cash provided by operating activities	13,733	6,677	4,719

Investing activities
Sales of:
Fixed maturities available for sale	12,994	18,531	57,159
Equity securities available for sale	3,812	1,143	4,376
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	8,635	15,909	11,035
Purchase of:
Fixed maturities available for sale	(15,827)	(35,839)	(26,454)
Equity securities available for sale	(4,342)	(1,700)	(3,330)
Change in commercial mortgage loans on real estate	(7,690)	(4,871)	(5,325)
Change in short-term investments	940	1,234	3,516
Change in other invested assets	504	537	(1,353)
Change in policy loans	(22)	(18)	(43)

Net cash (used in) provided by investing activities	(996)	(5,074)	39,581

Financing activities
Dividends paid	(10,000)	(4,100)	(40,000)

Net cash (used in) financing activities	(10,000)	(4,100)	(40,000)
Change in cash and cash equivalents	2,737	(2,497)	4,300
Cash and cash equivalents at beginning of period	2,863	5,360	1,060

Cash and cash equivalents at end of period	$5,600	$2,863	$5,360

Supplemental information:
Income taxes paid (net of refunds)	7,107	4,081	5,428

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2006, 2005 and 2004

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant items on the Company’s balance sheet affected by the use of estimates are investments, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes, goodwill, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gains on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Investments

Fixed maturities and equity securities are classified as available for sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Other investments consist primarily of investments in certified capital companies (“CAPCOs”). The Company’s CAPCOs consist of debt instruments that are recorded at amortized cost, which approximates fair value.

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is reported as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

Cash and Cash Equivalents

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank providing the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Receivables

The Company reports a receivable when revenue has been recognized and reported but not collected.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

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

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of the Parent. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

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

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

Acquisition costs relating to group term life, group disability and group dental consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 7 years for furniture and a maximum of 5 years for equipment. Expenditures for maintenance and repairs are charged to income and reported as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS 142”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, the Company is required to test goodwill on at least an annual basis. The Company

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2006 impairment test also concluded that goodwill is not impaired.

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then the excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

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

Long Duration Contracts

Future policy benefits and expense reserves on long-term care, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within the Company are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts in the Company consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

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

For group disability, the case reserves and the IBNR reserves are reported at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gains on Disposal of Businesses

The Company reports deferred gains on disposal of businesses for disposals utilizing reinsurance. On March 1, 2000, the Parent sold its LTC business using a coinsurance contract. On April 1, 2001, the Parent sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gains on these disposals were deferred and reported as a liability and decreased as recognized and reported as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gains on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Premiums

Long Duration Contracts

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized and reported as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded.

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

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”), which requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Recent Accounting Pronouncements Adopted

On January 1, 2006, the Parent adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Parent adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s financial statements.

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on the Company’s financial position or results of operations.

On September 29, 2006 the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). This standard requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pensions and postretirement benefits are accounted for and reported in the income statement. The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. The Company has no legal obligation for benefits under these plans. The adoption of FAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Recent Accounting Pronouncements Outstanding

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 will not have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The adoption of FIN 48 will not have a material impact on the Company’s financial statements.

On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February, 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

3. Investments

The amortized cost and fair value of fixed maturities and equity securities as of December 31, 2006 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$2,857	$398	$—	$3,255
States, municipalities and political subdivisions	2,280	167	—	2,447
Foreign governments	3,335	199	(38)	3,496
Public utilities	15,048	642	(78)	15,612
All other corporate bonds	61,405	2,743	(303)	63,845
Mortgage backed securities	22,902	129	(164)	22,867

Total fixed maturities	$107,827	$4,278	$(583)	$111,522

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	9,455	109	(183)	9,381

Total equity securities	$9,455	$109	$(183)	$9,381

The amortized cost and fair value of fixed maturities as of December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$4,160	$571	$(13)	$4,718
States, municipalities and political subdivisions	2,779	214	—	2,993
Foreign governments	3,346	255	(18)	3,583
Public utilities	15,493	987	(20)	16,460
All other corporate bonds	66,089	3,955	(264)	69,780
Mortgage backed securities	22,113	158	(201)	22,070

Total fixed maturities	$113,980	$6,140	$(516)	$119,604

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	9,046	60	(316)	8,790

Total equity securities	$9,046	$60	$(316)	$8,790

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,708	$1,719
Due after one year through five years	19,809	20,336
Due after five years through ten years	29,421	29,764
Due after ten years	33,987	36,836

Total	84,925	88,655
Mortgage and asset backed securities	22,902	22,867

Total	$107,827	$111,522

Proceeds from sales of available for sale securities were $16,806, $19,674, and $61,535 during 2006, 2005 and 2004, respectively. Gross gains of $91, $498 and $1,474 and gross losses of $419, $332 and $427 were realized on dispositions in 2006, 2005 and 2004, respectively.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$6,951	$7,135	$8,517
Equity securities	596	581	719
Commercial mortgage loans on real estate	1,075	645	337
Policy loans	9	7	4
Short-term investments	206	158	98
Other investments	242	275	185
Cash and cash equivalents	355	180	—

Investment income	9,434	8,981	9,860
Investment expenses	(259)	(225)	(122)

Net investment income	$9,175	$8,756	$9,738

The net realized (losses) gains recorded in income for 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$(219)	$172	$1,060
Equity securities	(121)	(26)	(13)

Total marketable securities	(340)	146	1,047
Other	167	—	(228)

Total	$(173)	$146	$819

The Company recorded $12, $20 and $0 of pre-tax realized losses in 2006, 2005 and 2004, respectively, associated with other-than-temporary declines in value of available for sale securities.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2006 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
Foreign governments	$966	$(34)	$526	$(4)	$1,492	$(38)
Public utilities	2,940	(66)	191	(12)	3,131	(78)
All other corporate bonds	16,768	(277)	774	(26)	17,542	(303)
Mortgage backed securities	10,782	(152)	495	(12)	11,277	(164)

Total fixed maturities	$31,456	$(529)	$1,986	$(54)	$33,442	$(583)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	2,893	(63)	2,310	(120)	5,203	(183)

Total equity securities	$2,893	$(63)	$2,310	$(120)	$5,203	$(183)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$913	$(13)	$—	$—	$913	$(13)
Foreign governments	1,516	(18)	—	—	1,516	(18)
Public utilities	1,030	(17)	48	(3)	1,078	(20)
All other corporate bonds	10,151	(221)	706	(43)	10,857	(264)
Mortgage backed securities	10,525	(188)	497	(13)	11,022	(201)

Total fixed maturities	$24,135	$(457)	$1,251	$(59)	$25,386	$(516)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	5,168	(176)	1,878	(140)	7,046	(316)

Total equity securities	$5,168	$(176)	$1,878	$(140)	$7,046	$(316)

The total unrealized losses represent less than 2% and 3% of the aggregate fair value of the related securities at December 31, 2006 and 2005, respectively. Approximately 77% and 76% of these unrealized losses have been in a continuous loss position for less than twelve months in 2006 and 2005, respectively. The total unrealized losses are comprised of 166 and 183 individual securities with 100% of the individual securities having an unrealized loss of less than $200 in 2006 and 2005, respectively. The total unrealized losses on securities that

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $22 and $158 in 2006 and 2005, respectively. There were no securities with an unrealized loss of greater than $200 at December 31, 2006 and 2005.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $12, $20 and $0 of additional other-than-temporary impairments as of December 31, 2006, 2005 and 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The company has the intent and ability to hold these assets until the date of recovery.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2006, approximately 60% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of New York, Washington, and Texas. Although the company has a diversified loan portfolio, an economic downtown could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $621 to $1,762 at December 31, 2006 and from $641 to $1,820 at December 31, 2005. The mortgage loan valuation allowance for losses was $33 and $200 at December 31, 2006 and 2005, respectively.

At December 31, 2006 loan commitments outstanding totaled approximately $450.

The Company has short term investments and fixed maturities carried at $440 and $438 at December 31, 2006 and 2005, respectively, on deposit with various governmental authorities as required by law.

4. Income Taxes

The Company is subject to U.S. taxes. Starting in 2003, it is part of the U.S. consolidated federal income tax return with the Parent. Information about the Company’s current and deferred tax expense is as follows:

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$5,955	$5,209	$2,406

Total current expense	5,955	5,209	2,406
Deferred expense
Federal	1,126	748	2,226

Total deferred expense	1,126	748	2,226

Total income tax expense	$7,081	$5,957	$4,632

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.1)	(0.2)	(0.3)
Dividends received deduction	(0.3)	(0.2)	(0.4)
Permanent nondeductible expenses	0.1	0.3	—
Change in reserve for prior year taxes	—	(0.4)	(6.0)
Other	(0.2)	(0.2)	(0.4)

Effective income tax rate:	34.5%	34.3%	27.9%

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accrued liabilities	$327	$136
Deferred acquisition costs	1,055	1,073
Deferred gains on reinsurance	1,839	1,909
Investment adjustment	1	115
Other assets	—	723

Gross deferred tax assets	3,222	3,956

Deferred tax liabilities:
Policyholder and separate account reserves	470	78
Unrealized gains on fixed maturities and equities	1,267	1,879

Gross deferred tax liabilities	1,737	1,957

Net deferred income tax asset	$1,485	$1,999

As of December 31, 2006, the Company had no capital loss carryforwards for U.S. federal income tax purposes.

5. Stockholder’s Equity

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2006 and 2005. All the outstanding shares at December 31, 2006 are owned by the Parent (see Note 1). The Company paid dividends of $10,000, $4,100, and $40,000 at December 31, 2006, 2005 and 2004, respectively.

The maximum amount of dividends which can be paid by the State of New York insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 6).

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

6. Statutory Information

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the New York Department of Commerce. Prescribed statutory accounting principles (“SAP”) includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

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

Reconciliations of net income and stockholder’s equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:

	Net Income			Shareholder’s Equity
	2006	2005	2004	2006	2005
Based on statutory accounting practices	$14,471	$10,538	$11,088	$52,054	$49,026
Deferred policy acquisition costs	(249)	314	181	1,188	1,437
Deferred and uncollected premiums	(8)	(87)	1,612	47	55
Policy reserves	490	602	(15)	3,104	2,614
Investment valuation difference	10	14	17	3,464	5,035
Commissions	(38)	534	99	2	(11)
Deferred taxes	—	—	—	948	681
Deferred gain on disposal of businesses	41	211	320	(5,254)	(5,454)
Unearned ceding fee	82	—	612	(367)	(448)
Amounts payable reinsurance ceded	—	—	—	4	(9)
Realized (losses) gains on investments	(43)	104	480	—	—
Amortization of goodwill	—	—	—	2,038	2,038
Income taxes	(1,093)	(747)	(2,226)	32	—
Pension	(150)	(149)	(154)	(600)	(450)
Amortization of interest maintenance reserve	(29)	(77)	(37)	—	—
Reinsurance in unauthorized companies	—	—	—	424	2
Interest maintenance reserve	—	—	—	357	596
Asset valuation reserve	—	—	—	1,143	1,012
Agents balances	—	—	—	40	(3)
Other	(43)	147	—	125	322

Based on generally accepted accounting principles	$13,441	$11,404	$11,977	$58,749	$56,443

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Insurance enterprises are required by State Insurance Departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2006, the Company declared and paid dividends of $10,000, of which $4,703 was ordinary and $5,297 was extraordinary. In 2005, the Company declared and paid dividends of $4,100, all of which were ordinary. In 2004, the Company declared and paid dividends of $40,000, of which $7,160 was ordinary and $32,840 was extraordinary. The Company has the ability, under state regulatory requirements, to dividend up to $5,005 to its parent in 2007 without permission from New York regulators.

7. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2006	2005
Ceded future policyholder benefits and expense	$40,686	$35,688
Ceded unearned premium	9,625	12,167
Ceded claims and benefits payable	48,312	44,225
Ceded paid losses	2,660	2,580

Total	$101,283	$94,660

The changes in direct premiums and premiums ceded were as follows:

	Years Ended December 31,
	2006			2005			2004
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$10,820	$60,482	$71,302	$11,247	$70,879	$82,126	$10,930	$79,285	$90,215
Premiums assumed	—	19,384	19,384	—	11,402	11,402	—	13,174	13,174
Premiums ceded	(10,820)	(18,528)	(29,348)	(11,247)	(22,683)	(33,930)	(10,930)	(26,866)	(37,796)

Net earned premiums and other considerations	$—	$61,338	$61,338	$—	$59,598	$59,598	$—	$65,593	$65,593

Gross policyholder benefits	$18,125	$34,334	$52,459	$17,931	$44,880	$62,811	$19,628	$46,939	$66,567
Benefits assumed	—	17,335	17,335	—	8,384	8,384	—	15,304	15,304
Benefits ceded	(18,116)	(19,394)	(37,510)	(17,925)	(18,699)	(36,624)	(19,619)	(19,520)	(39,139)

Net policyholder benefits	$9	$32,275	$32,284	$6	$34,565	$34,571	$9	$42,723	$42,732

The Company utilizes ceded reinsurance for loss protection and capital management and business divestitures.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

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

Business Divestitures

The Parent has used reinsurance to exit certain businesses. Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and are reflected in the Company’s balance sheet.

In 2001, the Parent entered into a reinsurance agreement with the Hartford for the sale of its annuity business. The Company’s reinsurance recoverable from the Hartford was $4,185 and $5,840 as of December 31, 2006 and 2005, respectively. The Company would be responsible to administer this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Parent divested its LTC operations to John Hancock. The Company’s reinsurance recoverable from John Hancock was $46,115 and $36,278 as of December 31, 2006 and 2005, respectively.

8. Reserves

The following table provides reserve information by major lines of business as of December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
FFG and other disposed businesses	$40,381	$3,949	$6,963	$1,477	$35,762	$4,125	$3,790	$248
Short Duration Contracts:
Group term life	—	75	14,864	1,765	—	63	16,651	1,981
Group disability	—	306	94,242	6,352	—	218	86,841	6,412
Medical	—	4	849	24	—	4	1,233	46
Dental	—	48	51	1,176	—	33	66	1,532
Credit Life and Disability	—	6,597	6,255	4,862	—	9,565	8,314	8,062

Total	$40,381	$10,979	$123,224	$15,656	$35,762	$14,008	$116,895	$18,281

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The following table provides a roll-forward of the claims and benefits payable for the Company’s group term life and group disability lines of business. These are the Company’s product lines with the most significant short duration claims and benefits payable balances.

	Group Term Life	Group Disability
Balance as of January 1, 2004, gross of reinsurance	$20,936	$85,956
Less: Reinsurance ceded and other(1)	—	(25,120)

Balance as of January 1, 2004, net of reinsurance	20,936	60,836
Incurred losses related to:
Current year	7,373	19,664
Prior year’s interest	730	2,664
Prior year(s)	(2,360)	(5,201)

Total incurred losses	5,743	17,127
Paid losses related to:
Current year	4,213	2,241
Prior year(s)	2,421	9,652

Total paid losses	6,634	11,893
Balance as of December 31, 2004, net of reinsurance	20,045	66,070
Plus: Reinsurance ceded and other(1)	—	26,571

Balance as of December 31, 2004, gross of reinsurance	$20,045	$92,641
Less: Reinsurance ceded and other(1)	—	(26,571)

Balance as of January 1, 2005, net of reinsurance	20,045	66,070
Incurred losses related to:
Current year	$6,875	$12,776
Prior year’s interest	686	3,059
Prior year(s)	(3,104)	(1,938)

Total incurred losses	4,457	13,897
Paid losses related to:
Current year	4,380	2,663
Prior year(s)	1,897	11,628

Total paid losses	6,277	14,291
Balance as of December 31, 2005, net of reinsurance	18,225	65,676
Plus: Reinsurance ceded and other(1)	407	27,577

Balance as of December 31, 2005, gross of reinsurance	$18,632	$93,253
Less: Reinsurance ceded and other(1)	(407)	(27,577)

Balance as of January 1, 2006, net of reinsurance	18,225	65,676
Incurred losses related to:
Current year	5,817	21,472
Prior year’s interest	642	2,853
Prior year(s)	(3,166)	(6,089)

Total incurred losses	3,293	18,236
Paid losses related to:
Current year	4,092	4,707
Prior year(s)	1,198	10,281

Total paid losses	5,290	14,988
Balance as of December 31, 2006, net of reinsurance	16,228	68,924
Plus: Reinsurance ceded and other(1)	401	31,670

Balance as of December 31, 2006, gross of reinsurance	$16,629	$100,594

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

(1)	Reinsurance ceded and other includes claims and benefits payable balance that have either been [a] reinsured to third parties, [b] established for claims related expenses whose subsequent payment is not recorded as a paid claim, or [c] reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Claims and benefits payable include claims in process as well as provisions for incurred but not reported claims. Such amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since claims and benefits payable include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior year” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

The Group Term Life redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability claims and benefits payable show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves.

Long Duration Contracts

The Company’s long duration contracts are comprised of FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

The reserves for FFG and LTC are included in the company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 7).

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, and credit life. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

The Company’s short duration contract group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2006 and 2005 liabilities include $67,656 and $63,686, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2006 and 2005 are $21,166 and $20,946, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

Fixed maturity securities: the fair value for fixed maturity securities, which includes both public and 144A securities, is based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, excluding 144A securities, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of equity securities and non-sinking fund preferred stocks is based upon quoted market prices.

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans reported in the balance sheets approximate fair value.

Other investments: The carrying amounts of other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$5,600	$5,600	$2,863	$2,863
Fixed maturities	111,522	111,522	119,604	119,604
Equity securities	9,381	9,381	8,790	8,790
Commercial mortgage loans on real estate	21,686	21,566	13,996	14,355
Policy loans	120	120	98	98
Short-term investments	2,401	2,401	3,341	3,341
Other investments	2,524	2,524	3,028	3,028
Assets held in separate accounts	21,948	21,948	25,343	25,343
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$3,859	$3,842	$5,462	$5,402
Liabilities related to separate accounts	21,948	21,948	25,343	25,343

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

10. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $124, $124 and $108 for 2006, 2005 and 2004, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $48, $33 and $15 for 2006, 2005 and 2004, respectively.

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by our Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2006, 2005 and 2004 the Company incurred expenses related to retirement benefits of $26, $25 and $37, respectively.

11. Deferred Policy Acquisition Costs

Information regarding deferred policy acquisition costs follows:

	December 31,
	2006	2005	2004
Beginning Balance	$1,437	$1,123	$942
Costs deferred	835	1,295	428
Amortization	(1,084)	(981)	(247)

Ending Balance	$1,188	$1,437	$1,123

12. Goodwill

Information regarding goodwill follows:

	December 31,
	2006	2005	2004
Beginning Balance	$2,038	$2,038	$2,038
Acquisitions	—	—	—

Ending Balance	$2,038	$2,038	$2,038

13. Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax December 31 are as follows:

	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2004	$7,082	$7,082
Activity in 2004	(1,243)	(1,243)

Balance at December 31, 2004	5,839	5,839
Activity in 2005	(2,350)	(2,350)

Balance at December 31, 2005	3,489	3,489
Activity in 2006	(1,135)	(1,135)

Balance at December 31, 2006	$2,354	$2,354

Union Security Life Insurance Company of New York

Notes to Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

14. Related Party Transactions

The Company received various services from the Parent. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2006, 2005 and 2004 were $4,471, $9,137 and $4,192, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Union Security Insurance Company (“USIC”). The Company has ceded $6,916, $6,588 and $6,526 of premium to USIC in 2006, 2005 and 2004, respectively. The Company has ceded $29,151, $24,879 and $23,533 of reserves in 2006, 2005 and 2004, respectively, to USIC.

15. Commitments and Contingencies

The Company leases office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2006, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2007	$611
2008	569
2009	228
2010	172
2011 and thereafter	—

Total minimum future lease payments	$1,580

Rent expense was $564, $623 and $333 for 2006, 2005 and 2004 respectively.

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