Form 10-Q
period 2007-03-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2007-05-09
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2007, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $ 109,175 in 2007 and $107,827 in 2006)	$113,035	$111,522
Equity securities available for sale, at fair value (cost - $9,711 in 2007 and $9,455 in 2006)	9,656	9,381
Commercial mortgage loans on real estate, at amortized cost	21,980	21,686
Policy loans	122	120
Short-term investments	2,564	2,401
Other investments	2,444	2,524

Total investments	149,801	147,634
Cash and cash equivalents	5,606	5,600
Premiums and accounts receivable	3,476	3,383
Reinsurance recoverables	99,372	101,283
Accrued investment income	1,766	1,581
Tax receivable	—	1,273
Deferred acquisition costs	1,251	1,188
Deferred income taxes, net	1,227	1,485
Goodwill	2,038	2,038
Other assets	84	85
Assets held in separate accounts	20,630	21,948

Total assets	$285,251	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$41,694	$40,381
Unearned premiums	10,449	10,979
Claims and benefits payable	134,811	138,880
Commissions payable	4,759	4,634
Reinsurance balances payable	535	514
Funds held under reinsurance	85	76
Deferred gain on disposal of businesses	5,040	5,254
Accounts payable and other liabilities	3,704	4,507
Income tax payable	522	—
Due to affiliates	1,201	1,576
Liabilities related to separate accounts	20,630	21,948

Total liabilities	$223,430	$228,749

Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	$2,000	$2,000
Additional paid-in capital	43,006	43,006
Retained earnings	14,341	11,389
Accumulated other comprehensive income	2,474	2,354

Total stockholder’s equity	61,821	58,749

Total liabilities and stockholder’s equity	$285,251	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$14,238	$13,960
Net investment income	2,271	2,187
Net realized gains (losses) on investments	13	(270)
Amortization of deferred gains on disposal of businesses	213	215
Fees and other income	16	7

Total revenues	16,751	16,099

Benefits, losses and expenses
Policyholder benefits	7,295	6,967
Amortization of deferred acquisition costs	305	280
Underwriting, general and administrative expenses	4,428	4,373

Total benefits, losses and expenses	12,028	11,620

Income before income taxes	4,723	4,479
Income taxes	1,625	1,544

Net income	$3,098	$2,935

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity

From December 31, 2006 to March 31, 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2006	$2,000	$43,006	$11,389	$2,354	$58,749
Cumulative effect of change in accounting principle (Note 3)			(146)		(146)
Comprehensive income:
Net income	—	—	3,098	—	3,098
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	120	120

Total other comprehensive income					120

Total comprehensive income					3,218

Balance, March 31, 2007	$2,000	$43,006	$14,341	$2,474	$61,821

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$1,928	$5,713

Investing activities
Sales of:
Fixed maturities available for sale	789	7,933
Equity securities available for sale	201	1,570
Other invested assets	80	151
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	1,252	2,163
Purchase of:
Fixed maturities available for sale	(3,331)	(3,693)
Equity securities available for sale	(454)	(1,581)
Property and equipment	—	(3)
Change in commercial mortgage loans on real estate	(294)	(2,575)
Change in short-term investments	(163)	(4,695)
Change in policy loans	(2)	(10)

Net cash (used in) investing activities	(1,922)	(740)

Change in cash and cash equivalents	6	4,973
Cash and cash equivalents at beginning of period	5,600	2,863

Cash and cash equivalents at end of period	$5,606	$7,836

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

1.	Nature of Operations

Union Security Life Insurance Company of New York (the “Company”) is a provider of life insurance products. The Company is a wholly owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Dollar amounts are in thousands except for number of shares.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges or Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

1, certain internal replacements were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $146 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial statements.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings and there are no unrecognized tax benefits. The Company files income tax returns in the U.S. and state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all state and local income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the accrual for tax related interest and penalties on the Company’s Balance Sheets is not material.

Recent Accounting Pronouncements Outstanding

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company from the Parent were $31 for the three months ended March 31, 2007 and 2006.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $26 and $17 for the three months ended March 31, 2007 and 2006, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007, compared with the equivalent 2006 period. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2006 Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the interim financial statements for the three months ended March 31, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$14,238	$13,960
Net investment income	2,271	2,187
Net realized gains (losses) on investments	13	(270)
Amortization of deferred gains on disposal of businesses	213	215
Fees and other income	16	7

Total revenues	16,751	16,099

Benefits, losses and expenses:
Policyholder benefits	(7,295)	(6,967)
Selling, underwriting and general expenses (1)	(4,733)	(4,653)

Total benefits, losses and expenses	(12,028)	(11,620)

Income before income taxes	4,723	4,479
Income taxes	(1,625)	(1,544)

Net income	$3,098	$2,935

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Net income increased by $163, or 6%, to $3,098 for the three months ended March 31, 2007 from $2,935 for the three months ended March 31, 2006. The increase in net income is primarily due to improved experience in our group disability business, partially offset by a decline in our group life business.

Total Revenues

Total revenues increased by $652, or 4%, to $16,751 for the three months ended March 31, 2007 from $16,099 for the three months ended March 31, 2006. This increase is primarily due to increases in net earned premiums and other considerations and net realized gains on investments. The increase in net earned premiums and other considerations is due to growth in our disability business written through our Disability Reinsurance Management Services (“DRMS”) distribution channel. This increase was partially offset by a decline in our group dental business, as a result of decreased sales and increased lapses, and the continued decline of our domestic credit business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $408, or 4%, to $12,028 for the three months ended March 31, 2007 from $11,620 for the three months ended March 31, 2006. This increase is primarily due to unfavorable mortality experience as well as the small and volatile nature of our group life business, and an increase in general expenses and higher commission expenses in our group disability, group dental and group life businesses. These increases are partially offset by the continued decline of our domestic credit business.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3.	Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5.	Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held directly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

The following exhibits are filed with this report. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of President.
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of President of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2007.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

By:	/s/ Manuel J. Becerra
Name:	Manuel J. Becerra
Title:	President

By:	/s/ Peter A. Walker
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer