Form 10-Q
period 2007-06-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2007-08-09
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $107,189 in 2007 and $107,827 in 2006)	$108,564	$111,522
Equity securities available for sale, at fair value (cost - $9,481 in 2007 and $9,455 in 2006)	9,192	9,381
Commercial mortgage loans on real estate, at amortized cost	25,618	21,686
Policy loans	109	120
Short-term investments	1,415	2,401
Other investments	2,361	2,524

Total investments	147,259	147,634
Cash and cash equivalents	6,010	5,600
Premiums and accounts receivable, net	3,899	3,383
Reinsurance recoverables	100,948	101,283
Accrued investment income	1,618	1,581
Tax receivable	1,604	1,273
Deferred acquisition costs	1,269	1,188
Deferred income taxes, net	1,745	1,485
Goodwill	2,038	2,038
Other assets	86	85
Assets held in separate accounts	21,058	21,948

Total assets	$287,534	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$42,816	$40,381
Unearned premiums	10,601	10,979
Claims and benefits payable	135,085	138,880
Commissions payable	4,873	4,634
Reinsurance balances payable	727	514
Funds held under reinsurance	79	76
Deferred gains on disposal of businesses	4,832	5,254
Accounts payable and other liabilities	9,379	4,507
Due to affiliates	1,643	1,576
Liabilities related to separate accounts	21,058	21,948

Total liabilities	$231,093	$228,749

Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	10,729	11,389
Accumulated other comprehensive income	706	2,354

Total stockholder’s equity	56,441	58,749

Total liabilities and stockholder’s equity	$287,534	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$14,276	$13,212	$28,514	$27,172
Net investment income	2,258	2,335	4,530	4,522
Net realized losses on investments	(85)	(29)	(73)	(299)
Amortization of deferred gains on disposal of businesses	208	272	422	487
Fees and other income	21	11	35	18

Total revenues	16,678	15,801	33,428	31,900

Benefits, losses and expenses
Policyholder benefits	9,887	6,709	17,183	13,676
Amortization of deferred acquisition costs	331	260	636	540
Underwriting, general and administrative expenses	4,324	3,903	8,752	8,276

Total benefits, losses and expenses	14,542	10,872	26,571	22,492

Income before income taxes	2,136	4,929	6,857	9,408
Income taxes	743	1,703	2,366	3,247

Net income	$1,393	$3,226	$4,491	$6,161

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity

From December 31, 2006 to June 30, 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except number of shares)
Balance, December 31, 2006	$2,000	$43,006	$11,389	$2,354	$58,749
Dividends on common stock	—	—	(5,005)	—	(5,005)
Cumulative effect of change in accounting principle (Note 3)	—	—	(146)	—	(146)
Comprehensive income:
Net income	—	—	4,491	—	4,491
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(1,648)	(1,648)

Total other comprehensive income					(1,648)

Total comprehensive income					2,843

Balance, June 30, 2007	$2,000	$43,006	$10,729	$706	$56,441

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$2,600	$4,293

Investing activities
Sales of:
Fixed maturities available for sale	8,597	8,555
Equity securities available for sale	1,167	2,030
Other invested assets	163	292
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	3,847	4,889
Purchase of:
Fixed maturities available for sale	(11,804)	(10,688)
Equity securities available for sale	(1,225)	(2,274)
Change in commercial mortgage loans on real estate	(3,932)	(4,708)
Change in short-term investments	986	(73)
Change in policy loans	11	(18)

Net cash used in investing activities	(2,190)	(1,995)

Change in cash and cash equivalents	410	2,298
Cash and cash equivalents at beginning of period	5,600	2,863

Cash and cash equivalents at end of period	$6,010	$5,161

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

1.	Nature of Operations

Union Security Life Insurance Company of New York (the “Company”) is a provider of life insurance products. The Company is a wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of SOP 05-1,

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

certain internal replacements were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $146 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

Recent Accounting Pronouncements Outstanding

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company from the Parent were $31 for the three months ended June 30, 2007 and 2006, and $62 for the six months ended June 30, 2007 and 2006.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $16 and $9 for the three months ended June 30, 2007 and 2006, respectively, and $42 and $26 for the six months ended June 30, 2007 and 2006, respectively.

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

The U.S. Second Circuit Court of Appeals in Benesowitz v. Metropolitan Life Ins. Co., ruled that in the state of New York, pre-existing condition clauses are to be treated as presenting a waiting period, rather than an exclusion, to receive disability benefits. The Company is presently reviewing its policies, processes and procedures to determine what impact, if any, the decision has on its business in New York.

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands except share data.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six months ended June 30, 2007, compared with the equivalent 2006 periods. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the interim financial statements for the three and six months ended June 30, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$14,276	$13,212	$28,514	$27,172
Net investment income	2,258	2,335	4,530	4,522
Net realized losses on investments	(85)	(29)	(73)	(299)
Amortization of deferred gains on disposal of businesses	208	272	422	487
Fees and other income	21	11	35	18

Total revenues	16,678	15,801	33,428	31,900

Benefits, losses and expenses:
Policyholder benefits	(9,887)	(6,709)	(17,183)	(13,676)
Selling, underwriting and general expenses (1)	(4,655)	(4,163)	(9,388)	(8,816)

Total benefits, losses and expenses	(14,542)	(10,872)	(26,571)	(22,492)

Income before income taxes	2,136	4,929	6,857	9,408
Income taxes	(743)	(1,703)	(2,366)	(3,247)

Net income	$1,393	$3,226	$4,491	$6,161

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Net income decreased by $1,833, or 57%, to $1,393 for the three months ended June 30, 2007 from $3,226 for the three months ended June 30, 2006. The decrease in net income is primarily due to very favorable experience in the prior period in our group disability business written through our Disability Reinsurance Management Services (“DRMS”) distribution channel and an increase in selling, underwriting and general expenses due to higher commission expense driven by increased sales in our group disability, group dental and group life businesses.

Total Revenues

Total revenues increased by $877, or 6%, to $16,678 for the three months ended June 30, 2007 from $15,801 for the three months ended June 30, 2006. This increase is primarily due to increases in net earned premiums and other considerations of $1,064 driven by growth in our group disability business written through DRMS. This increase was partially offset by a decline in our group dental business, as the business continues to implement its small case strategy, and the continued decline of our domestic credit business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $3,670, or 34%, to $14,542 for the three months ended June 30, 2007 from $10,872 for the three months ended June 30, 2006. This increase is due to an increase in policyholder benefits of $3,178. This increase is primarily due to very favorable experience in the prior period in our group disability business written through DRMS and unfavorable experience in our group life business. Selling, underwriting and general expenses increased by $492 primarily due to an increase in commission expense resulting from increased sales in our group disability, group dental and group life businesses.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Net income decreased by $1,670, or 27%, to $4,491 for the six months ended June 30, 2007 from $6,161 for the six months ended June 30, 2006. The decrease in net income is primarily due to very favorable experience in the prior period in our group disability business written through DRMS and unfavorable experience in our group life business.

Total Revenues

Total revenues increased by $1,528, or 5%, to $33,428 for the six months ended June 30, 2007 from $31,900 for the six months ended June 30, 2006. This increase is primarily due to growth in our group disability business written through DRMS and a reduction in net realized losses on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $4,079, or 18%, to $26,571 for the six months ended June 30, 2007 from $22,492 for the six months ended June 30, 2006. This increase is primarily due to very favorable experience in the prior period in our group disability business written through DRMS, unfavorable experience in our group life business, and an increase in selling, underwriting and general expenses due to higher commission expense in our group disability, group dental and group life businesses.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

By:	/s/ Manuel J. Becerra
Name:	Manuel J. Becerra
Title:	President

By:	/s/ Tamrha V. Mangelsen
Name:	Tamrha V. Mangelsen
Title:	Treasurer and Chief Financial Officer