Form 10-Q
period 2007-09-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2007-11-09
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 1, 2007, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets

At September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $105,136 in 2007 and $107,827 in 2006)	$107,452	$111,522
Equity securities available for sale, at fair value (cost - $9,919 in 2007 and $9,455 in 2006)	9,323	9,381
Commercial mortgage loans on real estate, at amortized cost	26,866	21,686
Policy loans	99	120
Short-term investments	2,994	2,401
Other investments	2,277	2,524

Total investments	149,011	147,634
Cash and cash equivalents	6,379	5,600
Premiums and accounts receivable, net	6,507	3,383
Reinsurance recoverables	102,138	101,283
Accrued investment income	1,788	1,581
Tax receivable	—	1,273
Deferred acquisition costs	1,276	1,188
Deferred income taxes, net	1,703	1,485
Goodwill	2,038	2,038
Other assets	101	85
Assets held in separate accounts	21,048	21,948

Total assets	$291,989	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Balance Sheets

At September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$44,166	$40,381
Unearned premiums	10,694	10,979
Claims and benefits payable	139,954	138,880
Commissions payable	5,167	4,634
Reinsurance balances payable	694	514
Funds held under reinsurance	79	76
Deferred gain on disposal of businesses	4,621	5,254
Accounts payable and other liabilities	4,823	4,507
Income taxes payable	217	—
Due to affiliates	521	1,576
Liabilities related to separate accounts	21,048	21,948

Total liabilities	$231,984	$228,749

Commitments and contingencies (Note 5)
Stockholder's equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	13,882	11,389
Accumulated other comprehensive income	1,117	2,354

Total stockholder's equity	60,005	58,749

Total liabilities and stockholder's equity	$291,989	$287,498

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$20,231	$19,979	$48,745	$47,151
Net investment income	2,285	2,266	6,814	6,788
Net realized (losses) on investments	(281)	(96)	(354)	(395)
Amortization of deferred gain on disposal of businesses	211	244	633	731
Fees and other income	17	12	53	30

Total revenues	22,463	22,405	55,891	54,305

Benefits, losses and expenses
Policyholder benefits	13,384	11,918	30,567	25,594
Amortization of deferred acquisition costs	334	269	970	809
Underwriting, general and administrative expenses	3,951	4,386	12,703	12,662

Total benefits, losses and expenses	17,669	16,573	44,240	39,065

Income before provision for income taxes	4,794	5,832	11,651	15,240
Provision for income taxes	1,641	1,976	4,007	5,224

Net income	$3,153	$3,856	$7,644	$10,016

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity (Unaudited)

From December 31, 2006 to September 30, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance, December 31, 2006	$2,000	$43,006	$11,389	$2,354	$58,749
Dividends on common stock	—	—	(5,005)	—	(5,005)
Cumulative effect of change in accounting principle (note 3)	—	—	(146)	—	(146)
Comprehensive income:
Net income	—	—	7,644	—	7,644
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(1,237)	(1,237)

Total other comprehensive (loss)					(1,237)

Total comprehensive income					6,407

Balance, September 30, 2007	$2,000	$43,006	$13,882	$1,117	$60,005

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$9,405	$15,121

Investing activities
Sales of:
Fixed maturities available for sale	11,093	11,248
Equity securities available for sale	2,058	2,767
Other invested assets	247	411
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	4,978	5,959
Purchase of:
Fixed maturities available for sale	(13,589)	(12,218)
Equity securities available for sale	(2,656)	(3,168)
Change in commercial mortgage loans on real estate	(5,180)	(7,574)
Change in short-term investments	(593)	(706)
Change in policy loans	21	(22)

Net cash used in investing activities	(3,621)	(3,303)

Financing activities
Dividends paid	(5,005)	—

Net cash used in financing activities	(5,005)	—

Change in cash and cash equivalents	779	11,818
Cash and cash equivalents at beginning of period	5,600	2,863

Cash and cash equivalents at end of period	$6,379	$14,681

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

(in thousands, except per share and share amounts)

1.	Nature of Operations

Union Security Life Insurance Company of New York (the “Company”) is a provider of life insurance products including group disability insurance, group dental insurance, group life insurance and credit insurance. The Company is a wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company is domiciled in New York and is qualified to sell life, health and annuity insurance in the state of New York.

2.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of a normal recurring nature) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized deferred acquisition cost (“DAC”), unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did not meet the new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $146 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share and share amounts)

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (“FAS 133”) and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s results of operations or financial condition.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings and there are no unrecognized tax benefits. The Company files income tax returns in the U.S. and state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all state and local income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the accrual for tax related interest and penalties did not have a material impact on the Company’s results of operations or financial condition.

Recent Accounting Pronouncements Outstanding

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 on January 1, 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share and share amounts)

Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 on January 1, 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $31 for the three months ended September 30, 2007 and 2006, and $93 for the nine months ended September 30, 2007 and 2006.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $21 and $6 for the three months ended September 30, 2007 and 2006, respectively, and $62 and $32 for the nine months ended September 30, 2007 and 2006, respectively.

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

The U.S. Second Circuit Court of Appeals in Benesowitz v. Metropolitan Life Ins. Co., ruled that in the state of New York, pre-existing condition clauses are to be treated as presenting a waiting period, rather than an exclusion, to receive disability benefits. The Company continues to review its policies, processes and procedures to determine what impact, if any, the decision has on its business in New York.

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine months ended September 30, 2007, compared with the equivalent 2006 periods. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited interim financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the unaudited interim financial statements for the three and nine months ended September 30, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$20,231	$19,979	$48,745	$47,151
Net investment income	2,285	2,266	6,814	6,788
Net realized (losses) on investments	(281)	(96)	(354)	(395)
Amortization of deferred gains on disposal of businesses	211	244	633	731
Fees and other income	17	12	53	30

Total revenues	22,463	22,405	55,891	54,305

Benefits, losses and expenses:
Policyholder benefits	(13,384)	(11,918)	(30,567)	(25,594)
Selling, underwriting and general expenses (1)	(4,285)	(4,655)	(13,673)	(13,471)

Total benefits, losses and expenses	(17,669)	(16,573)	(44,240)	(39,065)

Income before income tax expense	4,794	5,832	11,651	15,240
Income tax expense	(1,641)	(1,976)	(4,007)	(5,224)

Net income	$3,153	$3,856	$7,644	$10,016

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Net income decreased $703, or 18%, to $3,153 for the three months ended September 30, 2007 from $3,856 for the three months ended September 30, 2006. This decrease is primarily due to less favorable experience in our group disability business written through our Disability Reinsurance Management Services (“DRMS”) distribution channel, partially offset by a decrease in selling, underwriting and general expenses and an increase in net earned premiums and other considerations.

Total Revenues

Total revenues increased $58, to $22,463 for the three months ended September 30, 2007 from $22,405 for the three months ended September 30, 2006. This increase is primarily due to an increase in net earned premiums and other considerations of $252 driven by growth in our group dental business offset by the continued decline of our domestic credit business. This increase was partially offset by an increase in net realized losses on investments of $185 including other than temporary impairments of $81.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $1,096, or 7%, to $17,669 for the three months ended September 30, 2007 from $16,573 for the three months ended September 30, 2006. This increase is due to an increase in policyholder benefits of $1,466 driven by less favorable experience in our group disability business written through DRMS. Partially offsetting this increase is a decrease in selling, underwriting and general expenses of $370 primarily due to the continued decline of our domestic credit insurance business.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Net income decreased $2,372, or 24%, to $7,644 for the nine months ended September 30, 2007 from $10,016 for the nine months ended September 30, 2006. This decrease in net income is primarily due to very favorable experience in the prior period in our group disability business written through DRMS and less favorable experience in our group life business. These decreases were partially offset by an increase in net earned premiums and other considerations driven by growth in group disability business written through DRMS.

Total Revenues

Total revenues increased $1,586, or 3%, to $55,891 for the nine months ended September 30, 2007 from $54,305 for the nine months ended September 30, 2006. This increase is primarily due to growth in our group disability business written through DRMS, partially offset by the continued decline in our domestic credit insurance business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $5,175, or 13%, to $44,240 for the nine months ended September 30, 2007 from $39,065 for the nine months ended September 30, 2006. This increase is primarily due to an increase in policyholder benefits of $4,973 driven by very favorable experience in the prior period in our group disability business written through DRMS and less favorable group life experience relative to the prior year.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Annual Report on Form 10-K described our Risk Factors. As discussed in Note 11—Commitments and Contingencies and in Item 1—Legal Proceedings of the Parent’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, additional developments in the Parent’s SEC investigation have occurred since we filed our 2006 Annual Report on Form 10-K. The disclosures in the aforementioned sections of the Parent’s third quarter 2007 10-Q are incorporated by reference into our Risk Factors. Please see the Parent’s third quarter 2007 10-Q filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com for further details.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

By:	/s/ Manuel J. Becerra
Name:	Manuel J. Becerra
Title:	President

By:	/s/ Tamrha V. Mangelsen
Name:	Tamrha V. Mangelsen
Title:	Treasurer and Chief Financial Officer