Form 10-K
period 2007-12-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2008-03-17
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

☐  Large accelerated filer    ☐  Accelerated filer     ☒  Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 15, 2008, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

	PART IV

15.	Exhibits and Financial Statement Schedules	10

Signatures		12

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

Legal Organization

Union Security Life Insurance Company of New York is a stock life insurance company formed in 1971 and organized under the laws of the State of New York. It is a direct wholly-owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

In this report, references to the “Company,” “Union Security Life,” “we,” “us” or “our” refer to Union Security Life Insurance Company of New York.

Amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares.

Business Organization

Union Security Life, which is licensed to sell life, health and annuity insurance only in New York State, writes insurance products that are marketed in New York State by the Assurant Employee Benefits and Assurant Solutions operating segments (see Assurant’s 2007 Form 10-K for a full description of each of these segments). Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products. Within the Assurant Solutions segment, we market, sell and issue credit life and credit disability products. Of our total gross revenues generated during 2007, approximately 91% was from the Assurant Employee Benefits segment, approximately 8% from the Assurant Solutions segment, and the remaining from the other Assurant segments. It is possible that our sales of credit life for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the United States of America (“U.S.”) have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Debt protection is not an insurance product, but rather a service that is voluntarily added by customers as an addendum to a loan.

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

As of February 15, 2008, we had approximately 14 employees in our sales offices in New York, New York. In addition, two Assurant employees, subject to a lease arrangement, spend at least a portion of their time working for us at our headquarters in Fayetteville, New York.

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

Union Security Life is subject to risks associated with our business. These risks include, among others:

•

Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services.

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

•

Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

•	insurance industry cycles;

•	levels of employment;

•	levels of inflation and movements of the financial markets;

•	fluctuations in interest rates;

•	monetary policy;

•	level of consumer lending;

•	demographics; and

•	legislative and competitive factors.

•

Failure to Accurately Predict Benefits and Other Costs and Claims. We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•

Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

•

Reinsurers’ Failure to Fulfill Obligations. In 2001, the Company entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. The Company would be responsible to administer this business in the event of a default by the reinsurer. In 2000, the Company divested its LTC operations to John Hancock Life Insurance Company (“John Hancock”) through a reinsurance agreement. If John Hancock fails to fulfill its obligations, the Company would be obligated to make these payments.

•

Risks related to litigation and regulatory actions. From time to time we may be involved in various regulatory investigations and examinations relating to our insurance and other related business operations. We are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations and practices.

The prevalence and outcomes of any such actions cannot be predicted, and no assurances can be given that such actions or any litigation would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.

One particular area of focus which has affected our parent, Assurant, has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. For specific details, please see the Risk Factor entitled “Our business is subject to risks related to litigation and regulatory actions” in our parent’s Annual Report on Form 10-K, which we incorporate by reference herein. Some state regulators have made routine inquiries to some of Assurant’s insurers regarding finite reinsurance. We depend on our parent, Assurant, for certain administrative, strategic and operational support. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on Assurant or our business, but any adverse outcome could have a material adverse affect on our business, results of operations or financial condition.

For additional risks that relate to our business, we incorporate by reference the Risk Factors in Assurant’s Annual Report on Form 10-K filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Fayetteville, New York that serves as our headquarters. We also lease office space in New York City that serves as our sales office. We believe that our leased properties are adequate for our current business operations.

Item 3.	Legal Proceedings

We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination, or investigation, and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not required under reduced disclosure format.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of February 15, 2008, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We have no equity compensation plan. We paid $12,000, $10,000, and $4,100 in dividends to our stockholder in 2007, 2006 and 2005, respectively.

Item 6.	Selected Financial Data

Not required under reduced disclosure format.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this report, particularly under the headings “Item 1A-Risk Factors” and “Forward-Looking Statements.”

The table below presents information regarding our results of operations:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$60,212	$61,338
Net investment income	9,096	9,175
Net realized (losses) on investments	(873)	(173)
Amortization of deferred gains on disposal of businesses	842	200
Fees and other income	70	47

Total revenues	69,347	70,587

Benefits, losses and expenses:
Policyholder benefits	40,690	32,284
Selling, underwriting and general expenses (1)	17,040	17,781

Total benefits, losses and expenses	57,730	50,065

Income before income tax expense	11,617	20,522
Income tax expense	3,957	7,081

Net income	$7,660	$13,441

(1)	Includes amortization of deferred acquisition costs (“DAC”) and underwriting, general and administrative expenses.

Year Ended December 31, 2007 Compared to December 31, 2006

Net Income

Net income decreased $5,781, or 43%, to $7,660 for the year ended December 31, 2007 from $13,441 for the year ended December 31, 2006. This decrease is primarily due to a one-time reserve adjustment of approximately $2,100 (after-tax) resulting from a clarification of the definition of pre-existing condition from the State of New York Insurance Department, approximately $1,400 (after-tax) of income related to a refund of previously paid policyholder benefits received in 2006, and less favorable experience in our group disability and group life businesses.

Total Revenues

Total revenues decreased $1,240, or 2%, to $69,347 for the year ended December 31, 2007 from $70,587 for the year ended December 31, 2006. This decrease is primarily due to the continued decline of our domestic credit business and an increase in net realized losses of $700, of which $641 was the result of write-downs of other than temporary impairments in our investment portfolio. Partially offsetting these decreases was an increase to amortization of deferred gains on disposal of businesses of $641 which is primarily the result of a prior year reduction of approximately $600 after an annual review of estimates affecting the deferred gains on disposal of businesses was conducted.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $7,665, or 15%, to $57,730 for the year ended December 31, 2007 from $50,065 for the year ended December 31, 2006. This increase is primarily due to an increase in policyholder benefits of $8,406 which was driven by a one-time reserve adjustment resulting from a clarification of the definition of pre-existing condition from the State of New York Insurance Department. Also contributing to the increase in policyholder benefits was a prior year refund of previously paid policyholder benefits which was accounted for as a reduction to policyholder benefits, and less favorable experience than prior year in our group disability and group life businesses. Partially offsetting these increases was income stemming from our completed clients commission reconciliation project.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2007, we held $104,156 of fixed maturity securities at fair market value and $30,746 of commercial mortgages at amortized cost for a combined total of 93% of total invested assets. As of December 31, 2006, we held $111,522 of fixed maturity securities at fair market value and $21,686 of commercial mortgages at amortized cost for a combined total of 90% of total invested assets.

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

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities and by entering into reinsurance cessions.

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

For at least 50% of our $106,821 of reinsurance recoverables at December 31, 2007, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers. We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed its internal control over financial reporting as of December 31, 2007 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2007. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31, 2007		Fiscal Year Ended December 31, 2006
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit fees	$120	100%	$166	100%
Audit related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—

Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent registered public accounting firm, including procedures relating to the Committee's power to:

•	Retain and terminate independent registered public accounting firm and approve all audit engagement fees and terms;

•	Inform each independent registered public accounting firm performing work for the Company that such shall report directly to the Assurant Audit Committee;

•

Directly oversee the work of any independent registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the independent registered public accounting firm regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•

Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent registered public accounting firm, other than “prohibited non-auditing services.”

“Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Assurant Audit Committee. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to Assurant’s full Audit Committee at a later time.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of Union Security Life Insurance Company of New York, incorporated by reference into Item 8, are attached hereto:

Financial Statements of Union Security Life Insurance Company of New York	Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets of Union Security Life Insurance Company of New York at December 31, 2007 and 2006	F-2
Statements of Operations of Union Security Life Insurance Company of New York for the Years Ended December 31, 2007, 2006 and 2005	F-3
Statements of Changes in Stockholder’s Equity of Union Security Life Insurance Company of New York for the Years Ended December 31, 2007, 2006 and 2005	F-4
Statements of Cash Flows of Union Security Life Insurance Company of New York for the Years Ended December 31, 2007, 2006 and 2005	F-5
Notes to Financial Statements of Union Security Life Insurance Company of New York	F-6

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Michael J. Peninger Michael J. Peninger	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

* Manuel J. Becerra	President (Principal Executive Officer)

* Terry J. Kryshak	Senior Vice President and Director

/s/ Tamrha V. Mangelsen Tamrha V. Mangelsen	Treasurer and Chief Financial Officer (Principal Financial Officer)

* Paula M. SeGuin	Chief Administrative Officer and Assistant Secretary and Director

* Melissa J.T. Hall	Assistant Treasurer and Director

* Allen R. Freedman	Director

* H. Carroll Mackin	Director

* Dale E .Gardner	Director

* Esther L. Nelson	Director

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Life Insurance Company of New York:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Life Insurance Company of New York (the “Company”), a direct wholly-owned subsidiary of Assurant, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

February 29, 2008

Minneapolis, Minnesota

Union Security Life Insurance Company of New York

Balance Sheets

At December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$101,129 in 2007 and $107,827 in 2006)	$104,156	$111,522
Equity securities available for sale, at fair value (cost—$8,940 in 2007 and $9,455 in 2006)	7,811	9,381
Commercial mortgage loans on real estate, at amortized cost	30,746	21,686
Policy loans	104	120
Short-term investments	588	2,401
Other investments	2,191	2,524

Total investments	145,596	147,634
Cash and cash equivalents	4,016	5,600
Premiums and accounts receivable	3,373	3,383
Reinsurance recoverables	106,821	101,283
Accrued investment income	1,546	1,581
Tax receivable	2,671	1,273
Deferred acquisition costs	1,037	1,188
Deferred income taxes, net	1,055	1,485
Goodwill	2,038	2,038
Other assets	84	85
Assets held in separate accounts	20,331	21,948

Total assets	$288,568	$287,498

Liabilities
Future policy benefits and expenses	$45,532	$40,381
Unearned premiums	11,194	10,979
Claims and benefits payable	142,595	138,880
Commissions payable	4,425	4,634
Reinsurance balances payable	1,361	514
Funds held under reinsurance	75	76
Deferred gains on disposal of businesses	4,412	5,254
Accounts payable and other liabilities	5,068	4,507
Due to affiliates	432	1,576
Liabilities related to separate accounts	20,331	21,948

Total liabilities	235,425	228,749

Commitments and contingencies (Note 16)
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	6,903	11,389
Accumulated other comprehensive income	1,234	2,354

Total stockholder’s equity	53,143	58,749

Total liabilities and stockholder’s equity	$288,568	$287,498

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$60,212	$61,338	$59,598
Net investment income	9,096	9,175	8,756
Net realized (losses) gains on investments	(873)	(173)	146
Amortization of deferred gains on disposal of businesses	842	200	1,038
Fees and other income	70	47	31

Total revenues	69,347	70,587	69,569

Benefits, losses and expenses
Policyholder benefits	40,690	32,284	34,571
Amortization of deferred acquisition costs	1,432	1,084	981
Underwriting, general and administrative expenses	15,608	16,697	16,656

Total benefits, losses and expenses	57,730	50,065	52,208

Income before provision for income taxes	11,617	20,522	17,361
Provision for income taxes	3,957	7,081	5,957

Net income	$7,660	$13,441	$11,404

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance, January 1, 2005	$2,000	$43,006	$644	$5,839	$51,489
Dividends	—	—	(4,100)	—	(4,100)
Comprehensive income:
Net income	—	—	11,404	—	11,404
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(2,350)	(2,350)

Total comprehensive income					9,054

Balance, December 31, 2005	2,000	43,006	7,948	3,489	56,443
Dividends	—	—	(10,000)	—	(10,000)
Comprehensive income:
Net income	—	—	13,441	—	13,441
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(1,135)	(1,135)

Total comprehensive income					12,306

Balance, December 31, 2006	2,000	43,006	11,389	2,354	58,749
Dividends	—	—	(12,000)	—	(12,000)
Cumulative effect of change in accounting principle (Note 2)	—	—	(146)	—	(146)
Comprehensive income:
Net income	—	—	7,660	—	7,660
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(1,120)	(1,120)

Total comprehensive income					6,540

Balance, December 31, 2007	$2,000	$43,006	$6,903	$1,234	$53,143

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income	$7,660	$13,441	$11,404
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	(5,538)	(6,623)	(1,053)
Change in premiums and accounts receivable	12	303	1,754
Change in deferred acquisition costs	(74)	249	(314)
Change in accrued investment income	35	24	96
Change in insurance policy reserves and expenses	9,081	5,294	(4,394)
Change in accounts payable and other liabilities	(1,113)	2,880	(1,107)
Change in commissions payable	(209)	171	(538)
Change in reinsurance balances payable	847	(2,082)	87
Change in funds held under reinsurance	(1)	(7)	(6)
Amortization of deferred gains on disposal of businesses	(842)	(200)	(1,038)
Change in income taxes	(286)	(25)	1,875
Net realized losses (gains) on investments	873	173	(146)
Other	(58)	135	57

Net cash provided by operating activities	10,387	13,733	6,677

Investing activities
Sales of:
Fixed maturity securities available for sale	19,739	12,994	18,531
Equity securities available for sale	3,081	3,812	1,143
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	6,289	8,635	15,909
Purchase of:
Fixed maturity securities available for sale	(19,089)	(15,827)	(35,839)
Equity securities available for sale	(3,093)	(4,342)	(1,700)
Change in commercial mortgage loans on real estate	(9,060)	(7,690)	(4,871)
Change in short-term investments	1,813	940	1,234
Change in other invested assets	333	504	537
Change in policy loans	16	(22)	(18)

Net cash provided by (used in) investing activities	29	(996)	(5,074)

Financing activities
Dividends paid	(12,000)	(10,000)	(4,100)

Net cash (used in) financing activities	(12,000)	(10,000)	(4,100)

Change in cash and cash equivalents	(1,584)	2,737	(2,497)
Cash and cash equivalents at beginning of period	5,600	2,863	5,360

Cash and cash equivalents at end of period	$4,016	$5,600	$2,863

Supplemental information:
Income taxes paid (net of refunds)	$4,243	$7,107	$4,081

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant items on the Company’s balance sheet affected by the use of estimates are investments, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes, goodwill, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Investments

Fixed maturity and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable that the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses on investments.

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

The Company monitors its investment portfolio to identify investments that may be other -than- temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch-list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses. The interest method is used to recognize interest income on commercial mortgage loans.

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

December 31, 2007, 2006 and 2005

(In thousands except share data)

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

Receivables

The Company records a receivable when revenue has been recognized but the cash has not been collected. The Company maintains an allowance for doubtful accounts, if necessary, for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the Company’s balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded, if necessary, on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Reinsurance balances payable include amounts related to ceded premiums and estimated amounts related to assumed paid or incurred losses, which are reported based upon ceding entities’ estimations. Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

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

Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recorded for temporary differences between the financial reporting basis and income tax basis of assets

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

The Company classifies net interest expense and any applicable penalties as a component of income tax expense.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Premium deficiency testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

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

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 7 years for furniture and a maximum of 5 years for equipment. Expenditures for maintenance and repairs are charged to income as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company’s 2007 and 2006 impairment tests concluded that goodwill was not impaired.

Other Assets

Other assets include prepaid items and intangible assets. Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets (with matching liabilities) are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying statements of operations because they are administered by the reinsurers.

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

December 31, 2007, 2006 and 2005

(In thousands except share data)

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe that our reserve estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts are comprised of traditional life insurance no longer offered and FFG and LTC disposed businesses. Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life contracts, group disability contracts, medical contracts, dental contracts and credit life business. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case and IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gain on Disposal of Businesses

The Company recorded deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Parent sold its LTC business using a coinsurance contract. On April 2, 2001, the Parent sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Fees and Other Income

The Company derives fee income primarily from providing administrative services. Fee income is recognized when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC, salaries and personnel benefits and other general operating expenses. These expenses are recorded as incurred.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”). This requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements - Adopted

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $225 decrease to deferred acquisition costs, which was accounted for as a $146 (after-tax) reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the statement of operations impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Statements Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. See Note 4 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements – Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt FAS 157 on January 1, 2008. The adoption of FAS 157 will not have an impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt FAS 159 on January 1, 2008. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date thus the adoption of FAS 159 will not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, the Company is required to adopt the FAS 157 requirements for its non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

3.	Investments

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities as of December 31, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$401	$82	$—	$483
States, municipalities and political subdivisions	13,509	245	(4)	13,750
Foreign governments	3,547	341	—	3,888
Public utilities	13,698	537	(46)	14,189
Mortgage-backed securities	16,889	213	(175)	16,927
All other corporate	53,085	2,451	(617)	54,919

Total fixed maturities	101,129	3,869	(842)	104,156

Equity securities:
Non-sinking fund preferred stocks	$8,940	$23	$(1,152)	$7,811

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities as of December 31, 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$2,857	$398	$—	$3,255
States, municipalities and political subdivisions	2,280	167	—	2,447
Foreign governments	3,335	199	(38)	3,496
Public utilities	15,048	642	(78)	15,612
Mortgage-backed securities	22,902	129	(164)	22,867
All other corporate	61,405	2,743	(303)	63,845

Total fixed maturities	107,827	4,278	(583)	111,522

Equity securities:
Non-sinking fund preferred stocks	$9,455	$109	$(183)	$9,381

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$2,308	$2,330
Due after one year through five years	20,641	21,419
Due after five years through ten years	25,957	26,334
Due after ten years	35,334	37,146

Total	84,240	87,229
Mortgage-backed securities	16,889	16,927

Total	$101,129	$104,156

Major categories of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$6,673	$6,951	$7,135
Equity securities	617	596	581
Commercial mortgage loans on real estate	1,451	1,075	645
Policy loans	8	9	7
Short-term investments	138	206	158
Other investments	202	242	275
Cash and cash equivalents	282	355	180

Investment income	9,371	9,434	8,981
Investment expenses	(275)	(259)	(225)

Net investment income	$9,096	$9,175	$8,756

The net realized (losses) gains recorded in income for 2007, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$(312)	$(219)	$172
Equity securities	(524)	(121)	(26)

Total marketable securities	(836)	(340)	146
Other	(37)	167	—

Total	$(873)	$(173)	$146

Proceeds from sales of available for sale securities were $22,822, $16,806, and $19,674 during 2007, 2006 and 2005, respectively. Gross gains of $576, $91 and $498 and gross losses of $771, $419 and $332 were realized on dispositions in 2007, 2006 and 2005, respectively. For securities sold at a loss during 2007, the average period of time these securities were trading continuously below book value was approximately 15 months.

The Company recorded $641, $12 and $20 of realized losses in 2007, 2006 and 2005, respectively, associated with other-than-temporary declines in value of available for sale securities.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2007 are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities, and political subdivisions	$797	$(4)	$—	$—	$797	$(4)
Public utilities	1,812	(17)	931	(29)	2,743	(46)
Mortgage backed securities	874	(125)	3,611	(50)	4,485	(175)
All other corporate bonds	9,389	(437)	2,778	(180)	12,167	(617)

Total fixed maturities	$12,872	$(583)	$7,320	$(259)	$20,192	$(842)

Equity securities
Non-sinking fund preferred stocks	$5,353	$(944)	$1,594	$(208)	$6,947	$(1,152)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2006 are as follows:

	Less than 12 months(1)		12 Months or More(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Foreign governments	$—	$—	$1,492	$(38)	$1,492	$(38)
Public utilities	2,151	(57)	980	(21)	3,131	(78)
Mortgage backed securities	4,796	(21)	6,481	(143)	11,277	(164)
All other corporate bonds	12,679	(138)	4,863	(165)	17,542	(303)

Total fixed maturities	$19,626	$(216)	$13,816	$(367)	$33,442	$(583)

Equity securities
Non-sinking fund preferred stocks	$1,336	$(22)	$3,867	$(161)	$5,203	$(183)

(1)	Certain unrealized losses, which were previously classified in less than 12 months, have been appropriately classified as 12 months or more in 2007 with conforming changes in 2006.

The total unrealized losses represent less than 8% and 2% of the aggregate fair value of the related securities at December 31, 2007 and 2006, respectively. Approximately 77% and 31% of these unrealized losses have been in a continuous loss position for less than twelve months in 2007 and 2006, respectively. The total unrealized losses are comprised of 183 and 166 individual securities with all of the individual securities having an unrealized loss of less than $200 in 2007 and 2006, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $1,178 and $139 in 2007 and 2006, respectively. At December 31, 2007, approximately 23% of the unrealized losses for fixed maturity and equity securities were concentrated in the banking industry with no exposure to any single issuer in the banking industry in excess of 5% of total unrealized losses.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2007, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$11	$11
Due after one year through five years	1,294	1,246
Due after five years through ten years	9,283	8,999
Due after ten years	5,786	5,451

Total	16,374	15,707
Mortgage-backed securities	4,660	4,485

Total	$21,034	$20,192

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $641, $12 and $20 of other-than-temporary impairments as of December 31, 2007, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The company has the ability and intent to hold these assets until the date of recovery.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
		(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$874	0.84%	$(126)
Second lien mortgages (including sub-prime second lien mortgages)	755	0.72%	4

Total exposure to sub-prime collateral	$1,629	1.56%	$(122)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized gain (loss) position at December 31, 2006.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
		(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$996	0.89%	$(4)
Second lien mortgages (including sub-prime second lien mortgages)	1,004	0.90%	4

Total exposure to sub-prime collateral	$2,000	1.79%	$—

Approximately 10% and 9% of the mortgage-backed securities had exposure to sub-prime mortgage collateral at December 31, 2007 and 2006, respectively. This represents 1.56% and 1.79% of the total fixed maturity portfolio and 14.46% and less than 1% of the total unrealized loss position of the fixed maturity portfolio at December 31, 2007 and 2006. Of the securities with sub-prime exposure, all are investment grade rated. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2007 or 2006. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. At December 31, 2007, approximately 51% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of New York, California, and Texas. Although the company has a diversified loan portfolio, an economic downtown could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $443 to $2,750 at December 31, 2007 and from $621 to $1,762 at December 31, 2006. The mortgage loan valuation allowance for losses was $70 and $33 at December 31, 2007 and 2006, respectively.

At December 31, 2007 there were no loan commitments outstanding.

The Company has short term investments and fixed maturity securities carried at $483 and $440 at December 31, 2007 and 2006, respectively, on deposit with various governmental authorities as required by law.

4.	Income Taxes

The Company is subject to U.S. tax and files a consolidated federal income tax return with its parent, Assurant, Inc. Information about the Company’s current and deferred tax expense follows:

	Years Ended December 31,
	2007	2006	2005
Current expense:
Federal	$2,845	$5,955	$5,209

Total current expense	2,845	5,955	5,209
Deferred expense
Federal	1,112	1,126	748

Total deferred expense	1,112	1,126	748

Total income tax expense	$3,957	$7,081	$5,957

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.7)	(0.1)	(0.2)
Dividends received deduction	(0.4)	(0.3)	(0.2)
Permanent nondeductible expenses	0.2	0.1	0.3
Change in reserve for prior year taxes	—	—	(0.4)
Other	—	(0.2)	(0.2)

Effective income tax rate:	34.1%	34.5%	34.3%

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this interpretation had no impact on the Company’s financial statements.

The Company files income tax returns in the U.S. and various state and local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state and local income tax matters have been concluded for the years through 1999.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accrued liabilities	$380	$327
Deferred acquisition costs	937	1,055
Deferred gains on reinsurance	1,544	1,839
Investment adjustment	221	1

Gross deferred tax assets	3,082	3,222

Deferred tax liabilities:
Policyholder and separate account reserves	1,363	470
Unrealized gains on fixed maturities and equities	664	1,267

Gross deferred tax liabilities	2,027	1,737

Net deferred income tax asset	$1,055	$1,485

As of December 31, 2007, the Company had no net operating or capital loss carryforwards for U.S. federal income tax purposes.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

5.	Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	December 31,
	2007	2006
Insurance premiums receivable	$3,205	$3,257
Other receivables	168	126

Total	3,373	3,383

6.	Stockholder’s Equity

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2007 and 2006. All the outstanding shares at December 31, 2007 are owned by the Parent (see Note 1). The Company paid dividends of $12,000, $10,000, and $4,100 at December 31, 2007, 2006 and 2005, respectively.

The maximum amount of dividends which can be paid by the State of New York insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 7).

7.	Statutory Information

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

Reconciliations of net income and stockholder’s equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:

	Net Income			Shareholder's Equity
	2007	2006	2005	2007	2006
Based on statutory accounting practices	$5,747	$14,471	$10,538	$45,331	$52,054
Deferred acquisition costs	73	(249)	314	1,037	1,188
Deferred and uncollected premiums	—	(8)	(11)	47	47
Policy and claim reserves	2,225	490	526	5,480	3,104
Investment valuation difference	(26)	177	14	1,714	3,464
Commissions & fees	1,256	92	534	(270)	(365)
Deferred taxes	—	—	—	54	948
Deferred gain on disposal of businesses	171	41	211	(4,412)	(5,254)
Goodwill	—	—	—	2,038	2,038
Income taxes	(1,551)	(1,093)	(747)	—	32
Pension	(148)	(150)	(149)	(748)	(600)
Reinsurance in unauthorized companies	—	—	—	20	424
Interest maintenance reserve, deferral and amortization	(83)	(239)	27	274	357
Asset valuation reserve	—	—	—	981	1,143
Non-admitted assets and other	(4)	(91)	147	1,597	169

Based on generally accepted accounting principles	$7,660	$13,441	$11,404	$53,143	$58,749

Insurance enterprises are required by State Insurance Departments to adhere to minimum risk-based capital (RBC) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2007, the Company declared and paid dividends of $12,000, of which $5,005 was ordinary and $6,995 was extraordinary. In 2006, the Company declared and paid dividends of $10,000, of which $4,703 was ordinary and $5,297 was extraordinary. The Company has the ability, under state regulatory requirements, to dividend up to $4,333 to the Parent in 2008 without permission from New York regulators.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

8.	Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2007	2006
Ceded future policy holder benefits and expense	$45,871	$40,686
Ceded unearned premium	10,038	9,625
Ceded claims and benefits payable	47,518	48,312
Ceded paid losses	3,394	2,660

Total	$106,821	$101,283

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The changes in direct premiums and premiums ceded were as follows:

	Years Ended December 31,
	2007			2006			2005
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct
Premiums and other considerations	$10,340	$56,149	$66,489	$10,820	$60,482	$71,302	$11,247	$70,879	$82,126
Premiums assumed	—	18,228	18,228	—	19,384	19,384	—	11,402	11,402
Premiums ceded	(10,340)	(14,165)	(24,505)	(10,820)	(18,528)	(29,348)	(11,247)	(22,683)	(33,930)

Net earned premiums and other considerations	$—	$60,212	$60,212	$—	$61,338	$61,338	$—	$59,598	$59,598

Direct policyholder benefits	$14,118	$35,515	$49,633	$18,125	$34,334	$52,459	$17,931	$44,880	$62,811
Benefits assumed	—	17,424	17,424	—	17,335	17,335	—	8,384	8,384
Benefits ceded	(14,112)	(12,255)	(26,367)	(18,116)	(19,394)	(37,510)	(17,925)	(18,699)	(36,624)

Net policyholder benefits	$6	$40,684	$40,690	$9	$32,275	$32,284	$6	$34,565	$34,571

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

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively. The majority of our remaining reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Business Divestitures

The Company has used reinsurance to exit certain businesses. Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and are reflected in the Company’s balance sheet.

In 2001, the Company entered into a reinsurance agreement with the Hartford for the sale of its annuity business. The reinsurance recoverable from the Hartford was $3,258 and $4,185 as of December 31, 2007 and 2006, respectively. The Company would be responsible to administer this business in the event of a default by the Hartford. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its LTC operations to John Hancock Life Insurance Company (“John Hancock”). Reinsurance recoverable from John Hancock was $53,803 and $46,115 as of December 31, 2007 and 2006, respectively.

9.	Reserves

The following table provides reserve information by major lines of business as of December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Life insurance no longer offered	$179	$1,475	$—	$702	$—	$—	$—	$—
FFG and other disposed businesses	45,349	2,530	8,283	954	40,381	3,949	6,963	1,477
Short Duration Contracts:
Group term life	—	71	14,685	1,662	—	75	14,864	1,765
Group disability	—	293	98,166	8,468	—	306	94,242	6,352
Medical	—	7	786	27	—	4	849	24
Dental	—	60	37	830	—	48	51	1,176
Credit life and disability	4	6,758	4,994	3,001	—	6,597	6,255	4,862

Total	$45,532	$11,194	$126,951	$15,644	$40,381	$10,979	$123,224	$15,656

The following table provides a roll-forward of the Company’s product lines with the most significant short duration claims and benefits payable balances; group term life and group disability lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	Group Term Life	Group Disability
Balance as of January 1, 2005, gross of reinsurance	$20,045	$92,641
Less: Reinsurance ceded and other (1)	—	(26,571)

Balance as of January 1, 2005, net of reinsurance	20,045	66,070
Incurred losses related to:
Current year	6,875	12,776
Prior year’s interest	686	3,059
Prior year(s)	(3,104)	(1,938)

Total incurred losses	4,457	13,897
Paid losses related to:
Current year	4,380	2,663
Prior year(s)	1,897	11,628

Total paid losses	6,277	14,291
Balance as of December 31, 2005, net of reinsurance	18,225	65,676
Plus: Reinsurance ceded and other (1)	407	27,577

Balance as of December 31, 2005, gross of reinsurance	$18,632	$93,253
Less: Reinsurance ceded and other (1)	(407)	(27,577)

Balance as of January 1, 2006, net of reinsurance	18,225	65,676
Incurred losses related to:
Current year	5,817	21,472
Prior year’s interest	642	2,853
Prior year(s)	(3,166)	(6,089)

Total incurred losses	3,293	18,236
Paid losses related to:
Current year	4,092	4,707
Prior year(s)	1,198	10,281

Total paid losses	5,290	14,988
Balance as of December 31, 2006, net of reinsurance	16,228	68,924
Plus: Reinsurance ceded and other (1)	401	31,670

Balance as of December 31, 2006, gross of reinsurance	$16,629	$100,594
Less: Reinsurance ceded and other (1)	(401)	(31,670)

Balance as of January 1, 2007, net of reinsurance	16,228	68,924
Incurred losses related to:
Current year	5,189	19,500
Prior year’s interest	588	3,166
Prior year(s)	(1,465)	439

Total incurred losses	4,312	23,105
Paid losses related to:
Current year	2,851	3,807
Prior year(s)	1,737	13,288

Total paid losses	4,588	17,095
Balance as of December 31, 2007, net of reinsurance	15,952	74,934
Plus: Reinsurance ceded and other (1)	395	31,700

Balance as of December 31, 2007, gross of reinsurance	$16,347	$106,634

(1)

Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, and credit life. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

Case and IBNR reserves are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since case and IBNR reserves include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior year” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

The Group Term Life case and IBNR reserves redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability case and IBNR reserves show redundancies in 2005 and 2006 due to actual claim recovery rates exceeding those assumed in prior year reserves.

The Company’s short duration contract group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2007 and 2006 liabilities include $71,838 and $67,656, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2007 and 2006 are $25,753 and $21,166, respectively.

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

10.	Fair Value Disclosures

FAS 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the balance sheet. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts from being disclosed.

Fair values for fixed maturity securities, equity securities, and separate account assets (with matching liabilities) are obtained from an independent pricing service which uses observable market information. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities, which include both public and 144A securities, is primarily based on matrix pricing models or, in the case of private placements, excluding 144A securities, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of preferred stocks is primarily based on matrix pricing models.

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

Other investments: CAPCOs are reported at amortized cost, which approximates fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets (with matching liabilities) are reported at their estimated fair values, which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$4,016	$4,016	$5,600	$5,600
Fixed maturity securities	104,156	104,156	111,522	111,522
Equity securities	7,811	7,811	9,381	9,381
Commercial mortgage loans on real estate	30,746	30,970	21,686	21,566
Policy loans	104	104	120	120
Short-term investments	588	588	2,401	2,401
Other investments	2,191	2,191	2,524	2,524
Assets held in separate accounts	20,331	20,331	21,948	21,948
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$2,889	$2,876	$3,859	$3,842
Funds held under reinsurance	75	75	76	76
Liabilities related to separate accounts	20,331	20,331	21,948	21,948

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

11.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company were approximately $124 for 2007, 2006 and 2005, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $68, $48 and $33 for 2007, 2006 and 2005, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by our Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2007, 2006 and 2005 the Company incurred expenses related to retirement benefits of $24, $26 and $25, respectively.

12.	Deferred Acquisition Costs

Information regarding deferred acquisition costs follows:

	December 31,
	2007	2006	2005
Beginning balance	$1,188	$1,437	$1,123
Costs deferred	1,506	835	1,295
Amortization	(1,432)	(1,084)	(981)
Cumulative effect of change in accounting principle for SOP 05-01 (Note 2)	(225)	—	—

Ending balance	$1,037	$1,188	$1,437

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

13.	Goodwill

Information regarding goodwill follows:

	December 31,
	2007	2006	2005
Beginning Balance	$2,038	$2,038	$2,038
Acquisitions	—	—	—

Ending Balance	$2,038	$2,038	$2,038

14.	Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax December 31 are as follows:

Accumulated Other Comprehensive Income
Balance at January 1, 2005	$5,839
Unrealized (losses) on securities	(2,350)

Balance at December 31, 2005	3,489

Unrealized (losses) on securities	(1,135)

Balance at December 31, 2006	2,354

Unrealized (losses) on securities	(1,120)

Balance at December 31, 2007	$1,234

15.	Related Party Transactions

The Company received various services from the Parent. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2007, 2006 and 2005 were $9,605, $7,964 and $9,137, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Union Security Insurance Company (“USIC”). The Company has ceded $6,813, $6,916 and $6,588 of premium to USIC in 2007, 2006 and 2005, respectively. The Company has ceded $29,569, $29,151 and $24,879 of reserves in 2007, 2006 and 2005, respectively, to USIC.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

16.	Commitments and Contingencies

The Company leases office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2007, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2008	$569
2009	228
2010	172
2011	—
2012	—
Thereafter	—

Total minimum future lease payments	$969

Rent expense was $481, $564 and $623 for 2007, 2006 and 2005 respectively.

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