Form 10-Q/A
period 2008-03-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2008-08-04
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10–Q/A (the “Amendment”) amends the Quarterly Report on Form 10–Q of Union Security Life Insurance Company of New York (the “Company”) for the period ended March 31, 2008, as filed by the Company on May 12, 2008 (the “Original Filing”). The Amendment solely amends Part II, Item 6 of the Original Filing to re-file paragraphs 1, 2, 4 and 5 of exhibits 31.1, 31.2, and 31.3, respectively.

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