Form 10-Q
period 2008-06-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2008-08-04
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Item Number		Page Number

	PART I
	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS
	Union Security Life Insurance Company of New York Balance Sheets (Unaudited) at June 30, 2008 and December 31, 2007	2
	Union Security Life Insurance Company of New York Statements of Operations (Unaudited) for the three and six months ended June 30, 2008 and 2007	3
	Union Security Life Insurance Company of New York Statement of Changes in Stockholder’s Equity (Unaudited) from December 31, 2007 to June 30, 2008	4
	Union Security Life Insurance Company of New York Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007	5
	Union Security Life Insurance Company of New York Notes to the Financial Statements (Unaudited) for the three and six months ended June 30, 2008 and 2007	6

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *	14

4T.	CONTROLS AND PROCEDURES	14

	PART II
	OTHER INFORMATION

1A.	RISK FACTORS	15

2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS*	15

3.	DEFAULTS UPON SENIOR SECURITIES *	15

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *	15

5.	OTHER INFORMATION	15

6.	EXHIBITS	15

SIGNATURES		16

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Life Insurance Company of New York

Balance Sheets (Unaudited)

At June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $100,609 in 2008 and $101,129 in 2007)	$100,552	$104,156
Equity securities available for sale, at fair value (cost - $10,540 in 2008 and $8,940 in 2007)	9,235	7,811
Commercial mortgage loans on real estate, at amortized cost	28,845	30,746
Policy loans	75	104
Short-term investments	1,671	588
Other investments	2,014	2,191

Total investments	142,392	145,596
Cash and cash equivalents	6,276	4,016
Premiums and accounts receivable, net	2,932	3,373
Reinsurance recoverables	106,312	106,821
Due from affiliates	670	—
Accrued investment income	1,570	1,546
Tax receivable	—	2,671
Deferred acquisition costs	1,249	1,037
Deferred income taxes, net	1,737	1,055
Goodwill	2,038	2,038
Other assets	98	84
Assets held in separate accounts	17,340	20,331

Total assets	$282,614	$288,568

Liabilities
Future policy benefits and expenses	$49,907	$47,004
Unearned premiums	9,781	9,722
Claims and benefits payable	138,291	142,595
Commissions payable	4,616	4,425
Reinsurance balances payable	1,296	1,361
Funds held under reinsurance	70	75
Deferred gains on disposal of businesses	4,040	4,412
Accounts payable and other liabilities	5,098	5,068
Income taxes payable	96	—
Due to affiliates	—	432
Liabilities related to separate accounts	17,340	20,331

Total liabilities	230,535	235,425

Commitments and contingencies (Note 6)
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	7,958	6,903
Accumulated other comprehensive (loss) income	(885)	1,234

Total stockholder’s equity	52,079	53,143

Total liabilities and stockholder’s equity	$282,614	$288,568

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Net earned premiums and other considerations	$17,984	$14,276	$31,991	$28,514
Net investment income	2,192	2,258	4,608	4,530
Net realized losses on investments	(859)	(85)	(1,241)	(73)
Amortization of deferred gains on disposal of businesses	185	208	372	422
Fees and other income	29	21	50	35

Total revenues	19,531	16,678	35,780	33,428

Benefits, losses and expenses
Policyholder benefits	11,605	9,887	17,848	17,183
Amortization of deferred acquisition costs	368	331	728	636
Underwriting, general and administrative expenses	4,641	4,324	9,098	8,752

Total benefits, losses and expenses	16,614	14,542	27,674	26,571

Income before provision for income taxes	2,917	2,136	8,106	6,857
Provision for income taxes	1,009	743	2,747	2,366

Net income	$1,908	$1,393	$5,359	$4,491

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity (Unaudited)

From December 31, 2007 to June 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$2,000	$43,006	$6,903	$1,234	$53,143
Dividends	—	—	(4,304)	—	(4,304)
Comprehensive income:
Net income	—	—	5,359	—	5,359
Other comprehensive income:
Net change in unrealized losses on securities, net of taxes	—	—	—	(2,119)	(2,119)

Total other comprehensive loss					(2,119)

Total comprehensive income					3,240

Balance, June 30, 2008	$2,000	$43,006	$7,958	$(885)	$52,079

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$8,424	$2,600

Investing activities
Sales of:
Fixed maturity securities available for sale	11,213	8,597
Equity securities available for sale	1,921	1,167
Other invested assets	177	163
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	3,892	3,847
Purchase of:
Fixed maturity securities available for sale	(16,136)	(11,804)
Equity securities available for sale	(3,774)	(1,225)
Change in commercial mortgage loans on real estate	1,901	(3,932)
Change in short-term investments	(1,083)	986
Change in policy loans	29	11

Net cash used in investing activities	(1,860)	(2,190)

Financing activities
Dividends paid	(4,304)	—

Net cash used in financing activities	(4,304)	—

Change in cash and cash equivalents	2,260	410
Cash and cash equivalents at beginning of period	4,016	5,600

Cash and cash equivalents at end of period	$6,276	$6,010

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

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

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $817 and $1,333 of other-than-temporary impairments for the three and six months ended June 30, 2008. There were no other-than-temporary impairments for the three and six months ended June 30, 2007.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008. The adoption of FAS 157 did not have an impact on the Company’s financial position or results of operations. See Note 4 for further information regarding FAS 157.

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

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

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

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

4. Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and public utilities bonds, private placement bonds, U.S. Government and agency securities, mortgage and asset backed securities, preferred stocks and certain U.S. and foreign mutual funds.

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of June 30, 2008:

	Total	June 30, 2008
Financial Assets		Level 1		Level 2	Level 3
Fixed maturity securities	$100,552	$—		$98,708	$1,844
Equity securities	9,235	—		8,993	242
Short-term investments	1,671	1,429		242	—
Cash equivalents	5,140	5,140		—	—
Assets held in separate accounts	16,787	16,787	a	—	—

Total financial assets	$133,385	$23,356		$107,943	$2,086

[a]	Mainly includes mutual fund investments

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended June 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities
Balance, beginning of quarter	$2,372	$2,372	$—
Total net gains (realized/unrealized) included in earnings	11	11	—
Net unrealized losses included in stockholder’s equity	(173)	(173)	—
Purchases, issuances, (sales) and (settlements)	(476)	(476)	—
Net transfers in	352	110	242

Balance, end of period	$2,086	$1,844	$242

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the six months ended June 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities
Balance, beginning of year	$1,992	$1,992	$—
Total net gains (realized/unrealized) included in earnings	11	11	—
Net unrealized losses included in stockholder’s equity	(265)	(265)	—
Purchases, issuances, (sales) and (settlements)	(4)	(4)	—
Net transfers in	352	110	242

Balance, end of period	$2,086	$1,844	$242

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

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding private placement bonds, the market valuation technique is generally used. For private placement bonds, the income valuation technique is generally used. For the period ended June 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Level 2 valuations include observable markets inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing valuation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Each security is evaluated based on relevant market information including: relevant credit information, perceived market movement and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.

The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.

5.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company from the Parent were $31 for the three months ended June 30, 2008 and 2007, and $62 for the six months ended June 30, 2008 and 2007.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $18 and $16 for the three months ended June 30, 2008 and 2007, respectively, and $49 and $42 for the six months ended June 30, 2008 and 2007, respectively.

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

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Union Security Life Insurance Company of New York (USLICONY or the Company) as of June 30, 2008, compared with December 31, 2007, and our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2007 Form 10-K) and the June 30, 2008 unaudited financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, credit and liquidity risk, environmental liability exposure and inability to target an appropriate overall risk level); (vii) losses due to natural and man-made catastrophes; (viii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents in Assurant Specialty Property and Solutions; (xii) a further decline in the manufactured housing industry; (xiii) a decline in our credit or financial strength ratings; (xiv) failure to effectively maintain and modernize our information systems; (xv) failure to protect client information and privacy; (xvi) failure to find and integrate suitable acquisitions and new insurance ventures; (xvii) inability of our subsidiaries to pay sufficient dividends; (xviii) failure to provide for succession of senior management and key executives; (xix) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (xx) significant competitive pressures in our businesses and cyclicality of the insurance industry: (xxi) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the subsection entitled “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our 2007 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Form 10-K were consistently applied to the unaudited interim financial statements for the three and six months ended June 30, 2008.

Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008. The adoption of FAS 157 did not have an impact on the Company’s financial position or results of operations. See Note 4 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

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

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

The tables below present information regarding our results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$17,984	$14,276	$31,991	$28,514
Net investment income	2,192	2,258	4,608	4,530
Net realized losses on investments	(859)	(85)	(1,241)	(73)
Amortization of deferred gains on disposal of businesses	185	208	372	422
Fees and other income	29	21	50	35

Total revenues	19,531	16,678	35,780	33,428

Benefits, losses and expenses:
Policyholder benefits	11,605	9,887	17,848	17,183
Selling, underwriting and general expenses (1)	5,009	4,655	9,826	9,388

Total benefits, losses and expenses	16,614	14,542	27,674	26,571

Income before provision for income taxes	2,917	2,136	8,106	6,857
Provision for income taxes	1,009	743	2,747	2,366

Net income	$1,908	$1,393	$5,359	$4,491

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of the consolidated results for three and six months ended June 30, 2008 (“Second Quarter 2008” and “Six Months 2008”, respectively) and three and six months ended June 30, 2007 (“Second Quarter 2007” and “Six Months 2007”, respectively). Please see the discussion that follows for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Net income increased $515, or 37%, to $1,908 for Second Quarter 2008 from $1,393 for Second Quarter 2007. The increase in net income is driven by favorable experience in our group disability business. This is mostly offset by an increase in net realized losses on investments due to the write-down of other-than-temporary impairments in Second Quarter 2008 of $534 (after-tax), while Second Quarter 2007 had none, and unfavorable group dental experience.

Total Revenues

Total revenues increased $2,853, or 17%, to $19,531 for Second Quarter 2008 from $16,678 for Second Quarter 2007. This increase is primarily due to assumed single premiums on closed blocks of business in the amount of $4,194, net of reinsurance. This is primarily offset by the write-down of other-than-temporary impairments in our investment portfolio of $817 and a slight decrease in group life premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $2,072, or 14%, to $16,614 for Second Quarter 2008 from $14,542 for Second Quarter 2007. This increase is primarily due to the assumption of a closed block of business and unfavorable experience in our group dental business. This is offset by favorable experience in our group disability business and slightly more favorable group life experience.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Net income increased $868, or 19%, to $5,359 for Six Months 2008 from $4,491 for Six Months 2007. The increase in net income is primarily due to favorable experience in our group disability business. This is mostly offset by an increase in net realized losses on investments due to the write-down of other-than-temporary impairments in Six Months 2008 of $881 (after-tax), while Six Months 2007 had none, and unfavorable group dental experience.

Total Revenues

Total revenues increased $2,352, or 7%, to $35,780 for Six Months 2008 from $33,428 for Six Months 2007. This increase is primarily due to assumed single premiums on closed blocks of business in the amount of $4,194, net of reinsurance. This is offset by the write-down of other-than-temporary impairments in our investment portfolio of $1,333 and a slight decrease in group life premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $1,103, or 4%, to $27,674 for Six Months 2008 from $26,571 for Six Months 2007. This increase is primarily due to the assumption of a closed block of business and unfavorable experience in our group dental business. This is offset by favorable group disability experience.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2007 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2008.

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