Form 10-Q
period 2008-09-30
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2008-11-07
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes  ☐    No  ☒

As of November 1, 2008, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q.

Union Security Life Insurance Company of New York

Balance Sheets (Unaudited)

At September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $99,404 in 2008 and $101,129 in 2007)	$94,639	$104,156
Equity securities available for sale, at fair value (cost - $8,550 in 2008 and $8,940 in 2007)	6,866	7,811
Commercial mortgage loans on real estate, at amortized cost	28,635	30,746
Policy loans	80	104
Short-term investments	3,540	588
Other investments	1,922	2,191

Total investments	135,682	145,596
Cash and cash equivalents	5,913	4,016
Premiums and accounts receivable, net	3,342	3,373
Reinsurance recoverables	107,104	106,821
Accrued investment income	1,672	1,546
Tax receivable	—	2,671
Deferred acquisition costs	1,142	1,037
Deferred income taxes, net	4,740	1,055
Goodwill	2,038	2,038
Other assets	100	84
Assets held in separate accounts	15,372	20,331

Total assets	$277,105	$288,568

Liabilities
Future policy benefits and expenses	$51,492	$47,004
Unearned premiums	10,030	9,722
Claims and benefits payable	135,568	142,595
Commissions payable	4,518	4,425
Reinsurance balances payable	649	1,361
Funds held under reinsurance	66	75
Deferred gains on disposal of businesses	3,853	4,412
Accounts payable and other liabilities	7,070	5,068
Income taxes payable	517	—
Due to affiliates	302	432
Liabilities related to separate accounts	15,372	20,331

Total liabilities	229,437	235,425

Commitments and contingencies (Note 6)
Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	6,853	6,903
Accumulated other comprehensive (loss) income	(4,191)	1,234

Total stockholder’s equity	47,668	53,143

Total liabilities and stockholder’s equity	$277,105	$288,568

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Net earned premiums and other considerations	$13,891	$20,231	$45,883	$48,745
Net investment income	2,122	2,285	6,730	6,814
Net realized losses on investments	(3,650)	(281)	(4,891)	(354)
Amortization of deferred gains on disposal of businesses	187	211	559	633
Fees and other income	10	17	59	53

Total revenues	12,560	22,463	48,340	55,891

Benefits, losses and expenses
Policyholder benefits	8,942	13,384	26,790	30,567
Amortization of deferred acquisition costs	362	334	1,090	970
Underwriting, general and administrative expenses	4,445	3,951	13,543	12,703

Total benefits, losses and expenses	13,749	17,669	41,423	44,240

(Loss) income before (benefit) provision for income taxes	(1,189)	4,794	6,917	11,651
(Benefit) provision for income taxes	(84)	1,641	2,664	4,007

Net (loss) income	$(1,105)	$3,153	$4,253	$7,644

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statement of Changes in Stockholder’s Equity (Unaudited)

From December 31, 2007 to September 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$2,000	$43,006	$6,903	$1,234	$53,143
Dividends	—	—	(4,303)	—	(4,303)
Comprehensive loss:
Net income	—	—	4,253	—	4,253
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes	—	—	—	(5,425)	(5,425)

Total other comprehensive loss					(5,425)

Total comprehensive loss					(1,172)

Balance, September 30, 2008	$2,000	$43,006	$6,853	$(4,191)	$47,668

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$10,003	$9,405

Investing activities
Sales of:
Fixed maturity securities available for sale	17,975	11,093
Equity securities available for sale	2,917	2,058
Other invested assets	269	247
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	5,229	4,978
Purchase of:
Fixed maturity securities available for sale	(24,113)	(13,589)
Equity securities available for sale	(5,263)	(2,656)
Change in commercial mortgage loans on real estate	2,111	(5,180)
Change in short-term investments	(2,952)	(593)
Change in policy loans	24	21

Net cash used in investing activities	(3,803)	(3,621)

Financing activities
Dividends paid	(4,303)	(5,005)

Net cash used in financing activities	(4,303)	(5,005)

Change in cash and cash equivalents	1,897	779
Cash and cash equivalents at beginning of period	4,016	5,600

Cash and cash equivalents at end of period	$5,913	$6,379

See the accompanying notes to the financial statements.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

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

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $3,034 and $75 of other-than-temporary impairments for the three months ended September 30, 2008 and 2007, respectively, and $4,367 and $75 for the nine months ended September 30, 2008 and 2007, respectively.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008. The adoption of FAS 157 did not have an impact on the Company’s financial position or results of operations. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or results of operations. See Note 4 for further information regarding FAS 157.

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

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

Nine Months Ended September 30, 2008 and 2007

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2008.

Financial Assets	Total	September 30, 2008
		Level 1		Level 2	Level 3
Fixed maturity securities	$94,639	$—		$93,391	$1,248
Equity securities	6,866	—		6,582	284
Short-term investments	3,540	3,294		246	—
Cash equivalents	3,766	3,766		—	—
Assets held in separate accounts	14,810	14,810	(a)	—	—

Total financial assets	$123,621	$21,870		$100,219	$1,532

[a]	Mainly includes mutual fund investments

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended September 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities
Balance, beginning of quarter	$2,086	$1,844	$242
Total net losses (realized/unrealized) included in earnings	(601)	(601)	—
Net unrealized gains (losses) included in stockholder’s equity	238	269	(31)
Purchases, issuances, (sales) and (settlements)	(17)	(17)	—
Net transfers (out of) in	(174)	(247)	73

Balance, end of period	$1,532	$1,248	$284

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the nine months ended September 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities
Balance, beginning of year	$1,992	$1,992	$—
Total net losses (realized/unrealized) included in earnings	(590)	(590)	—
Net unrealized (losses) gains included in stockholder’s equity	(27)	4	(31)
Purchases, issuances, (sales) and (settlements)	(21)	(21)	—
Net transfers in (out of)	178	(137)	315

Balance, end of period	$1,532	$1,248	$284

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding private placement bonds, the market valuation technique is generally used. For private placement bonds, the income valuation technique is generally used. For the period ended September 30, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

Union Security Life Insurance Company of New York

Notes to the Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

5.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company from the Parent were $31 for the three months ended September 30, 2008 and 2007, and $93 for the nine months ended September 30, 2008 and 2007.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $17 and $21 for the three months ended September 30, 2008 and 2007, respectively, and $66 and $62 for the nine months ended September 30, 2008 and 2007, respectively.

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

(dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Union Security Life Insurance Company of New York (“USLICONY” or “the Company”) as of September 30, 2008, compared with December 31, 2007, and our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2008 unaudited financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including difficult conditions in financial markets and the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, recent volatility in financial markets and the global economic slowdown, credit and liquidity risk, and inability to target an appropriate overall risk level); (vii) inability of reinsurers to meet their obligations; (viii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (ix) credit risk of some of our agents; (x) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrades in the insurance industry); (xi) failure to protect client information and privacy; (xii) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation of the Parent); (xiii) significant competitive pressures in our businesses and cyclicality of the insurance industry; (xiv) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A -Risk Factors” in the 2007 Form 10-K.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition.

For information on how the current state of the global capital and credit markets may affect our results, refer to “Item 1A -Risk Factors.”

Critical Accounting Policies and Estimates

Our 2007 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Form 10-K were consistently applied to the unaudited interim financial statements for the nine months ended September 30, 2008.

The tables below present information regarding our results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations (2)	$13,891	$20,231	$45,883	$48,745
Net investment income	2,122	2,285	6,730	6,814
Net realized losses on investments	(3,650)	(281)	(4,891)	(354)
Amortization of deferred gains on disposal of businesses	187	211	559	633
Fees and other income	10	17	59	53

Total revenues	12,560	22,463	48,340	55,891

Benefits, losses and expenses:
Policyholder benefits (2)	8,942	13,384	26,790	30,567
Selling, underwriting and general expenses (1)	4,807	4,285	14,633	13,673

Total benefits, losses and expenses	13,749	17,669	41,423	44,240

(Loss) income before (benefit) provision for income taxes	(1,189)	4,794	6,917	11,651
(Benefit) provision for income taxes	(84)	1,641	2,664	4,007

Net (loss) income	$(1,105)	$3,153	$4,253	$7,644

(1)	Includes amortization of deferred acquisition costs and underwriting, general and administrative expenses.
(2)	Includes single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

The following discussion provides a high level analysis of the consolidated results for three and nine months ended September 30, 2008 (“Third Quarter 2008” and “Nine Months 2008”, respectively) and three and nine months ended September 30, 2007 (“Third Quarter 2007” and “Nine Months 2007”, respectively). Please see the discussion that follows for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Net (loss) income decreased $4,258, or 135%, to $(1,105) for Third Quarter 2008 from $3,153 for Third Quarter 2007. The decrease in net income was primarily due to an increase in net realized losses on investments driven by the write-down of other-than-temporary impairments of $1,972 (after-tax) in Third Quarter 2008 compared to $49 (after-tax) in Third Quarter 2007, a loss contingency accrual of $950 and less favorable experience in our group disability, group life and group dental business.

Total Revenues

Total revenues decreased $9,903, or 44%, to $12,560 for Third Quarter 2008 from $22,463 for Third Quarter 2007. This decrease was primarily due to the write-down of other-than-temporary impairments in our investment portfolio of $3,034 in Third Quarter 2008 compared to $75 in Third Quarter 2007 and assumed single premiums on closed blocks of business in the amount of $6,413, net of reinsurance, recorded in the prior year.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $3,920, or 22%, to $13,749 for Third Quarter 2008 from $17,669 for Third Quarter 2007. This decrease was primarily due to the assumption of closed blocks of business in the amount of $6,413, net of reinsurance, recorded in the prior year. This is partially offset by a loss contingency accrual of $950 and an increase in our group disability, group life and group dental business due to less favorable experience.

Income Taxes

Income taxes decreased $1,725, or 105%, to $(84) for Third Quarter 2008 from $1,641 for Third Quarter 2007. The change in income taxes was not proportionate to the decrease in pretax income, primarily due to a permanent tax difference recorded in 2008 related to the loss contingency accrual.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Net income decreased $3,391, or 44%, to $4,253 for Nine Months 2008 from $7,644 for Nine Months 2007. The decrease in net income was primarily due to an increase in net realized losses on investments driven by the write-down of other-than-temporary impairments of $2,839 (after-tax) in Nine Months 2008 compared to $49 (after tax) in Nine Months 2007, and a loss contingency accrual of $950.

Total Revenues

Total revenues decreased $7,551, or 14%, to $48,340 for Nine Months 2008 from $55,891 for Nine Months 2007. This decrease was primarily due to the write-down of other-than-temporary impairments in our investment portfolio of $4,367 in Nine Months 2008 compared to $75 in Nine Months 2007 and assumed single premiums on closed blocks of business, net of reinsurance, as $4,194 was recorded in Nine Months 2008 compared to $6,413 in Nine Months 2007.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $2,817, or 6%, to $41,423 for Nine Months 2008 from $44,240 for Nine Months 2007. This decrease was primarily due to the assumption of closed blocks of business, net of reinsurance, of $4,194 was recorded in Nine Months 2008 compared to $6,413 in Nine Months 2007. This was partially offset by a loss contingency accrual of $950.

Income Taxes

Income taxes decreased $1,343, or 34%, to $2,664 for Nine Months 2008 from $4,007 for Nine Months 2007. The change in income taxes was not proportionate to the decrease in pretax income primarily due to a permanent tax difference recorded in 2008 related to the loss contingency accrual.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ending September 30, 2008, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to “Item 1A—Risk Factors” included in our 2007 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K.

A.M. Best, Moody’s, and S&P rate the financial strength of the Company, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best, Moody’s and S&P ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. As a result of their concerns, A.M. Best, Moody’s and S&P have placed a negative outlook on our ratings. Given recent economic developments that have negatively affected the entire insurance industry, we believe that we are currently more susceptible to ratings downgrades.

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be negatively impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they may have become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well.

As customers and their advisors place importance on our financial strength ratings, we may lose customers and compete less successfully if we are downgraded. In addition, ratings impact our ability to attract investment capital on favorable terms. If our financial strength ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected. Contracts representing approximately 16% of the Company’s net earned premiums for the year ended December 31, 2007 contain provisions requiring the Company to maintain minimum A.M. Best financial strength ratings of “A-” or better. The Company’s clients may terminate the agreements and recapture inforce business (generally after a recapture period) if the Company’s ratings fall below “A-”.

General economic, financial market and political conditions may adversely affect our results of operations and financial conditions. Particularly, recent developments in financial markets and the global economy may negatively affect our results.

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible global recession. This may affect our operational results and the performance of our investment portfolio.

In the third quarter of 2008, the Company recognized net realized losses on investments totaling $2,373 after tax. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional investment losses and further increases in other-than-temporary impairments. As part of the Parent’s process, our investment portfolio is regularly monitored to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could also result in management’s decision that further impairments have occurred.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

By:	/s/ Manuel J. Becerra
Name:	Manuel J. Becerra
Title:	President

By:	/s/ Tamrha V. Mangelsen
Name:	Tamrha V. Mangelsen
Title:	Treasurer and Chief Financial Officer