Form 10-K
period 2008-12-31
UNION SECURITY LIFE INSURANCE CO OF NEW YORK
filed 2009-03-04
CIK 914804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 17, 2009, there were 100,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts and number of employees.

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events, financial performance, business prospects, growth and operating strategies and similar matters. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to other factors described in this Form 10-K, the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) general global economic, financial market and political conditions (including difficult conditions in financial markets and the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (ii) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrade, in the insurance industry); (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) failure to maintain significant client relationships, distribution sources and contractual arrangements; (v) failure to attract and retain sales representatives; (vi) inadequacy of reserves established for future claims losses; (vii) failure to predict or manage benefits, claims and other costs; (viii) diminished value of invested assets in our investment portfolio (due to, among other things, recent volatility in financial markets, other-than-temporary-impairments, the global economic slowdown, credit and liquidity risk, and inability to target an appropriate overall risk level); (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents; (xii) failure to protect client information and privacy; (xiii) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation of the Parent); (xiv) significant competitive pressures in our businesses and cyclicality of the insurance industry; (xv) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of this Form 10-K.

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

In this report, references to the “Company,” “Union Security Life,” “we,” “us” or “our” refer to Union Security Life Insurance Company of New York.

Business Organization

Union Security Life, which is licensed to sell life, health and annuity insurance only in New York State, writes insurance products that are marketed in New York State by the Assurant Employee Benefits and Assurant Solutions operating segments (see Assurant’s 2008 Form 10-K for a full description of each of these segments). Within the Assurant Employee Benefits segment, we write group life, group dental, group long-term disability and group short-term disability insurance products. Within the Assurant Solutions segment, we market, sell and issue credit life and credit disability products. Of our total gross revenues, less net realized losses on investments, generated during 2008, approximately 92% was from the Assurant Employee Benefits segment, approximately 7% from the Assurant Solutions segment, and the remaining from the other Assurant segments. It is possible that our sales of credit life for the Assurant Solutions segment will decline, as almost all of the largest credit card issuing institutions in the U.S. have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Debt protection is not an insurance product, but rather a service that is voluntarily added by customers as an addendum to a loan.

As a direct wholly-owned subsidiary of Assurant, Union Security Life does not have any publicly issued equity or debt securities. We have been, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the U.S. Securities and Exchange Commission (the “SEC”) as securities. Effective April 2, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group (“FFG”), to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of coinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

After the filing of this Annual Report on Form 10-K, the Company will rely on the exemption provided by recently adopted Rule 12h-7 under the Exchange Act and accordingly will not file subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or any other reports required by the Exchange Act, with the SEC.

As of February 17, 2009, we had approximately 10 employees in our sales offices in New York, New York. In addition, two Assurant employees, subject to a lease arrangement, spent at least a portion of their time working for us at our headquarters in Fayetteville, New York.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov.

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

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. These may include, among others, insurance industry cycles, fluctuations in industry rates, monetary policy, demographics, and legislative and competitive factors. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the declining global mortgage and real estate markets, the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with increased unemployment, have precipitated an economic slowdown and fears of a global recession. This may affect our operational results in various ways, including but not limited to the following:

•

individuals and businesses (i) may choose not to purchase our insurance products, and other related products and services, (ii) may terminate existing policies or contracts or permit them to lapse, (iii) may choose to reduce the amount of coverage purchased, or (iv) in the case of business customers of Assurant Employee Benefits, may have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•	disability insurance claims and claims on other specialized insurance products tend to rise; or

•

clients are more likely to experience financial distress or to declare bankruptcy or liquidation, which could have a material and adverse impact on the remittance of premiums and the collection of receivables such as unearned premiums.

For the fiscal year ended on December 31, 2008, the Company recognized net realized losses on fixed maturity and equity securities totaling $3,925 after tax and reported gross unrealized losses on fixed maturity and equity securities of $8,545. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional investment losses and further increases in other-than-temporary impairments. As part of the Parent’s process, our investment portfolio is regularly monitored to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could also result in management’s decision that further impairments have occurred.

A.M. Best, Moody’s, and S&P rate the financial strength of the Company, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best, Moody’s and S&P ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. In 2007, as a result of our Parent’s pending SEC investigation, A.M. Best, Moody’s and S&P placed a negative outlook on our ratings. In 2008, A.M. Best downgraded our financial strength ratings and issuer credit ratings from “A” to “A-” and from “a” to “a-”, respectively. Given recent economic developments that have negatively affected the entire insurance industry, we believe that we could be more susceptible to ratings downgrades.

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be negatively impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they may have become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries, which in turn could negatively affect our financial position as well.

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

As of December 31, 2008, contracts representing approximately 19% of the Company’s net earned premiums contain provisions requiring the Company to maintain minimum A.M. Best financial strength ratings of “A-” or better. The Company’s clients may terminate the agreements and in some instances recapture inforce business if the Company’s ratings fall below “A-”.

Our earnings could be materially affected by an impairment of goodwill.

If we experience a decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Union Security Life is also subject to additional risks associated with our business. These risks include, among others:

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

•

Reinsurers’ Failure to Fulfill Obligations. In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our FFG division to The Hartford and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. Most of the general account assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, we would be exposed to the risk that the assets in the trust and for the separate accounts would be insufficient to support the liabilities that would revert to us.

Similarly, we are also dependent on the financial condition of our reinsurers as it affects their ability to fund the trusts. The A.M. Best ratings of The Hartford and John Hancock are currently A+ and A++, respectively. However, A.M. Best recently placed a negative outlook on the issuer credit ratings and financial strength ratings of each of The Hartford and John Hancock.

We also have the risk of becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

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

For additional risks that relate to our business and additional detail on the risks outlined above, we incorporate by reference the Risk Factors in Assurant’s Annual Report on Form 10-K filed with the SEC and available on Assurant’s website at www.assurant.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Fayetteville, New York that serves as our headquarters. We also lease office space in New York City that serves as our sales office. We believe that our leased properties are adequate for our current business operations.

Item 3.	Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not required under reduced disclosure format.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of February 17, 2009, we had 100,000 shares of common stock outstanding, all of which are owned directly by Assurant. We have no equity compensation plan. We paid $4,303, $12,000, and $10,000 in dividends to our stockholder in 2008, 2007 and 2006, respectively.

Item 6.	Selected Financial Data

Not required under reduced disclosure format.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this report, particularly under the headings “Item 1A-Risk Factors” and “Forward-Looking Statements”.

The table below presents information regarding our results of operations:

	For the Years Ended December 31,
	2008	2007
Revenues:
Net earned premiums and other considerations (2)	$64,853	$60,212
Net investment income	8,810	9,096
Net realized losses on investments	(6,073)	(873)
Amortization of deferred gains on disposal of businesses	744	842
Fees and other income	80	70

Total revenues	68,414	69,347

Benefits, losses and expenses:
Policyholder benefits (2)	39,627	40,690
Selling, underwriting and general expenses (1)	18,590	17,040

Total benefits, losses and expenses	58,217	57,730

Income before provision for income taxes	10,197	11,617
Provision for income taxes	3,815	3,957

Net income	$6,382	$7,660

(1)	Includes amortization of deferred acquisition costs (“DAC”) and underwriting, general and administrative expenses.
(2)	Includes single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

The following discussion provides a general overall analysis of the consolidated results for the twelve months ended December 31, 2008 (“Twelve Months 2008”) and twelve months ended December 31, 2007 (“Twelve Months 2007”). Please see the discussion that follows for a more detailed analysis of the fluctuations.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Net income decreased $1,278, or 17%, to $6,382 for Twelve Months 2008 from $7,660 for Twelve Months 2007. The decrease in net income was primarily due to an increase in net realized losses on investments driven by the write-down of other-than-temporary impairments of $3,311 (after-tax) in 2008 compared to $417 (after-tax) in 2007. This was partially offset by favorable experience in the disability business in 2008 compared to 2007.

Total Revenues

Total revenues decreased $933, or 1%, to $68,414 for Twelve Months 2008 from $69,347 for Twelve Months 2007. This decrease was primarily due to the write-down of other-than-temporary impairments in our investment portfolio of $5,094 in 2008 compared to $641 in 2007 and the continued decline of our domestic credit business. This was partially offset by an increase in assumed single premiums on closed blocks of business, net of reinsurance, to $9,250 in 2008 from $4,059 in 2007.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $487, or 1%, to $58,217 for Twelve Months 2008 from $57,730 for Twelve Months 2007. This increase was primarily due to assumed single premiums on closed blocks of business, net of reinsurance, as $9,250 was recorded in 2008 compared to $4,059 in 2007, and a $900 fine from the New York Department of Insurance related to a recent financial and market conduct exam. This was partially offset by favorable experience in the disability business in 2008 compared to 2007.

Income Taxes

Income taxes decreased $142, or 4%, to $3,815 for Twelve Months 2008 from $3,957 for Twelve Months 2007. The change in income taxes was not proportionate to pretax income primarily due a permanent tax difference related to a fine assessed by the New York Department of Insurance related to a recent financial and market conduct exam and a valuation allowance against deferred tax assets, which is primarily attributable to capital losses resulting from dispositions of investments.

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

Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed income securities portfolio and, to a lesser extent, in our reinsurance recoverables.

Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when only one of invested assets or liabilities is indexed to inflation.

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2008, we held $91,618 of fixed maturity securities at fair market value and $28,396 of commercial mortgages at amortized cost for a combined total of 89% of total invested assets. As of December 31, 2007, we held $104,156 of fixed maturity securities at fair market value and $30,746 of commercial mortgages at amortized cost for a combined total of 93% of total invested assets.

We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

Our group long term disability reserves are also sensitive to interest rates. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio.

The interest rate sensitivity relating to price risk of our fixed maturity security assets is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2008

	-100	-50	0	50	100
Total market value	$97,532	$94,553	$91,618	$88,801	$86,076
% Change in market value from base case	6.45%	3.20%	—%	-3.08%	-6.05%
$ Change in market value from base case	$5,914	$2,935	$—	$-2,817	$-5,542

Credit Risk

We have exposure to credit risk primarily from our customers, as a holder of fixed income securities and by entering into reinsurance cessions.

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

For at least 50% of our $109,131 of reinsurance recoverables at December 31, 2008, we are protected from the credit risk by using various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $59,063 as of December 31, 2008 relating to a large coinsurance arrangement with John Hancock related to a sale of business are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of John Hancock, whose A.M. Best rating is currently A++. However, A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of John Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Reinsurers’ Failure to Fulfill Obligations” for further information. A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

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

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act .

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2008 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PricewaterhouseCoopers LLP has audited our financial statements for the fiscal year ended December 31, 2008. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007
Description of Fees	Amount	Percentage	Amount	Percentage
Audit Fees	$96	100%	$120	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent registered public accounting firm, including procedures relating to the Committee’s power to:

•	Retain and terminate independent registered public accounting firm and approve all audit engagement fees and terms;

•	Inform each independent registered public accounting firm performing work for the Company that each firm shall report directly to the Assurant Audit Committee;

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

“Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Assurant Audit Committee. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent registered public accounting firm so long as it is presented to Assurant’s full Audit Committee at a later time.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following financial statements of Union Security Life Insurance Company of New York, incorporated by reference into Item 8, are attached hereto:

Page
Financial Statements of Union Security Life Insurance Company of New York Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets of Union Security Life Insurance Company of New York at December 31, 2008 and 2007	F-2
Statements of Operations of Union Security Life Insurance Company of New York for the Years Ended December 31, 2008, 2007 and 2006	F-3
Statements of Changes in Stockholder’s Equity of Union Security Life Insurance Company of New York for the Years Ended December 31, 2008, 2007 and 2006	F-4
Statements of Cash Flows of Union Security Life Insurance Company of New York for the Years Ended December 31, 2008, 2007 and 2006	F-5
Notes to Financial Statements of Union Security Life Insurance Company of New York	F-6

(a)2. Financial Statement Schedules

The following financial statement schedules of Union Security Life Insurance Company of New York are attached hereto:

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)3.	Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed or incorporated by reference certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

3.1	Articles of Incorporation of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Form 10-K, File No. 33-71690, filed on March 29, 1996).

3.2	By-laws of First Fortis Life Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on November 15, 1993).

3.3	Amended and Restated Charter of First Fortis Life Insurance Company (incorporated by reference from Exhibit 3.3 to Registrant’s Form 10-K, originally filed on March 10, 2006).

3.4	By-laws of Union Security Life Insurance Company of New York, effective September 6, 2005 (incorporated by reference from Exhibit 3.4 to Registrant’s Form 10-K, originally filed on March 10, 2006).

4.1	Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-4, File No. 33-71686, and Separate Account A filed on April 19, 2002).

4.2	Form of Application to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-2, File No. 333-14761, and Separate Account A filed on April 4, 2002).

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of President.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of President of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of Union Security Life Insurance Company of New York pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2009.

UNION SECURITY LIFE INSURANCE COMPANY OF NEW YORK

By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Title:	Chief Executive Officer

By:	/s/ Manuel J. Becerra
Name:	Manuel J. Becerra
Title:	President

By:	/s/ Tamrha V. Mangelsen
Name:	Tamrha V. Mangelsen
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 4, 2009.

Signature	Title

/s/ Michael J. Peninger	Chief Executive Officer and Chairman of the Board
Michael J. Peninger	(Principal Executive Officer)

/s/ Manuel J. Becerra	President and Director (Principal Executive Officer)
Manuel J. Becerra

*	Senior Vice President and Director
Terry J. Kryshak

/s/ Tamrha V. Mangelsen	Treasurer and Chief Financial Officer
Tamrha V. Mangelsen	(Principal Financial Officer)

*	Chief Administrative Officer, Vice President and Assistant Secretary and Director
Paula M. SeGuin

Assistant Treasurer and Director
Melissa J.T. Hall

*	Director
Allen R. Freedman

*	Director
H. Carroll Mackin

*	Director
Dale E. Gardner

*	Director
Esther L. Nelson

* By:	/s/ Michael J. Peninger
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Life Insurance Company of New York:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Life Insurance Company of New York (the “Company”), a direct wholly-owned subsidiary of Assurant, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

New York, New York

March 3, 2009

Union Security Life Insurance Company of New York

Balance Sheets

At December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$96,386 in 2008 and $101,129 in 2007)	$91,618	$104,156
Equity securities available for sale, at fair value (cost—$8,483 in 2008 and $8,940 in 2007)	6,636	7,811
Commercial mortgage loans on real estate, at amortized cost	28,396	30,746
Policy loans	73	104
Short-term investments	6,870	588
Other investments	1,829	2,191

Total investments	135,422	145,596
Cash and cash equivalents	11,319	4,016
Premiums and accounts receivable, net	2,962	3,373
Reinsurance recoverables	109,131	106,821
Accrued investment income	1,516	1,546
Tax receivable	65	2,671
Deferred acquisition costs	923	1,037
Deferred income taxes, net	4,778	1,055
Goodwill	2,038	2,038
Other assets	108	84
Assets held in separate accounts	13,145	20,331

Total assets	$281,407	$288,568

Liabilities
Future policy benefits and expenses	$52,837	$47,004
Unearned premiums	9,791	9,722
Claims and benefits payable	141,692	142,595
Commissions payable	4,682	4,425
Reinsurance balances payable	714	1,361
Funds held under reinsurance	68	75
Deferred gains on disposal of businesses	3,668	4,412
Accounts payable and other liabilities	4,715	5,068
Due to affiliates	406	432
Liabilities related to separate accounts	13,145	20,331

Total liabilities	231,718	235,425

Commitments and contingencies (Note 16)

Stockholder’s equity
Common stock, par value $20 per share, 100,000 shares authorized, issued, and outstanding	2,000	2,000
Additional paid-in capital	43,006	43,006
Retained earnings	8,982	6,903
Accumulated other comprehensive (loss) income	(4,299)	1,234

Total stockholder’s equity	49,689	53,143

Total liabilities and stockholder’s equity	$281,407	$288,568

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Revenues
Net earned premiums and other considerations	$64,853	$60,212	$61,338
Net investment income	8,810	9,096	9,175
Net realized losses on investments	(6,073)	(873)	(173)
Amortization of deferred gains on disposal of businesses	744	842	200
Fees and other income	80	70	47

Total revenues	68,414	69,347	70,587

Benefits, losses and expenses
Policyholder benefits	39,627	40,690	32,284
Amortization of deferred acquisition costs	1,444	1,432	1,084
Underwriting, general and administrative expenses	17,146	15,608	16,697

Total benefits, losses and expenses	58,217	57,730	50,065

Income before provision for income taxes	10,197	11,617	20,522
Provision for income taxes	3,815	3,957	7,081

Net income	$6,382	$7,660	$13,441

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, January 1, 2006	$2,000	$43,006	$7,948	$3,489	$56,443
Dividends	—	—	(10,000)	—	(10,000)
Comprehensive income:
Net income	—	—	13,441	—	13,441
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(1,135)	(1,135)

Total comprehensive income					12,306

Balance, December 31, 2006	2,000	43,006	11,389	2,354	58,749
Dividends	—	—	(12,000)	—	(12,000)
Cumulative effect of change in accounting principle			(146)		(146)
Comprehensive income:
Net income	—	—	7,660	—	7,660
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(1,120)	(1,120)

Total comprehensive income					6,540

Balance, December 31, 2007	2,000	43,006	6,903	1,234	53,143
Dividends	—	—	(4,303)	—	(4,303)
Comprehensive income:
Net income	—	—	6,382	—	6,382
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(5,533)	(5,533)

Total comprehensive income					849

Balance, December 31, 2008	$2,000	$43,006	$8,982	$(4,299)	$49,689

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$6,382	$7,660	$13,441
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	(2,310)	(5,538)	(6,623)
Change in premiums and accounts receivable	409	12	303
Change in deferred acquisition costs	114	(74)	249
Change in accrued investment income	30	35	24
Change in insurance policy reserves and expenses	4,999	9,081	5,294
Change in accounts payable and other liabilities	151	(1,113)	2,880
Change in commissions payable	257	(209)	171
Change in reinsurance balances payable	(647)	847	(2,082)
Change in funds held under reinsurance	(7)	(1)	(7)
Amortization of deferred gains on disposal of businesses	(744)	(842)	(200)
Change in income taxes	1,862	(286)	(25)
Net realized losses on investments	6,073	873	173
Other	(13)	(58)	135

Net cash provided by operating activities	16,556	10,387	13,733

Investing activities
Sales of:
Fixed maturities available for sale	19,499	19,739	12,994
Equity securities available for sale	2,921	3,081	3,812
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	5,886	6,289	8,635
Purchase of:
Fixed maturities available for sale	(24,454)	(19,089)	(15,827)
Equity securities available for sale	(5,263)	(3,093)	(4,342)
Change in commercial mortgage loans on real estate	2,350	(9,060)	(7,690)
Change in short-term investments	(6,282)	1,813	940
Change in other invested assets	362	333	504
Change in policy loans	31	16	(22)

Net cash (used in) provided by investing activities	(4,950)	29	(996)

Financing activities
Dividends paid	(4,303)	(12,000)	(10,000)

Net cash used in financing activities	(4,303)	(12,000)	(10,000)

Change in cash and cash equivalents	7,303	(1,584)	2,737
Cash and cash equivalents at beginning of year	4,016	5,600	2,863

Cash and cash equivalents at end of year	$11,319	$4,016	$5,600

Supplemental information:
Income taxes paid, net of refunds	$1,952	$4,243	$7,107

See the accompanying notes to the financial statements

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s balance sheet affected by the use of estimates include, but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income and net unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2008 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Fair Value

The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive (loss) income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized (losses) gains on investments.

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

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. In addition, securities whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments are recognized on the specific identification basis.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Receivables

The Company records a receivable when revenue has been recognized but the cash has not been collected. The Company maintains an allowance for doubtful accounts for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the Company’s balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded, if necessary, on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

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

December 31, 2008, 2007 and 2006

(In thousands except share data)

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of the Parent. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

The Company classifies net interest expense related to income tax matters and any applicable penalties as a component of income tax expense.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

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

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Goodwill

Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.

The goodwill impairment test has two steps. The Company first compares its fair value with its net book value. If the fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the Company were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the Company, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

In the fourth quarters of 2008 and 2007, we conducted our annual assessments of goodwill. Based on the results of the assessment, the Company concluded that its fair value exceeded net book value and therefore goodwill was not impaired.

Other Assets

Other assets primarily include prepaid items and intangible assets. Intangible assets that have finite lives, including but not limited to, customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. There were no impairments of finite-lived or indefinite-lived intangible assets in either 2008 or 2007.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Prior to April 2, 2001, FFG had issued variable insurance products registered as securities under the Securities Act of 1933. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by FFG have been 100% reinsured with The Hartford.

Reserves

Reserves are established in accordance with GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe that our reserves estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts are comprised of traditional life insurance policies no longer offered and FFG and LTC disposed businesses. Future policy benefits and expense reserves on

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

For group disability, the case and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Parent sold its LTC business using a coinsurance contract. On April 2, 2001, the Parent sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Fee and Other Income

The Company derives fee and other income primarily from providing administrative services. Fee income is recognized when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows FAS No. 5, Accounting for Contingencies (“FAS 5”). This requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements—Adopted

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

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements were accounted for as continuations of the replaced contract Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $225 decrease to deferred acquisition costs, which was accounted for as a $146 (after-tax) reduction to the January 1, 2007 balance of retained earnings.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Statements Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. See Note 5 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The adoption of FAS 141R will not have an impact on the Company’s financial position or results of operations. However, any business combinations entered into beginning in 2009 may significantly impact our financial position and results of operations compared with how it would have been recorded under FAS 141. Earnings volatility could result, depending on the terms of acquisition.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 will not have an impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis to fiscal years beginning after November 15, 2008,

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company will apply the requirements of FAS 157 to its non-financial assets measured at fair value on a non-recurring basis which include goodwill and intangible assets. The Company does not currently have any non-financial liabilities which are required to be measured at fair value on a non-recurring basis. In a business combination, the Company would initially measure at fair value the non-financial assets and liabilities of the acquired company. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company will use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its scheduled impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, the adoption of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis will not have an impact on the Company’s financial position or results of operations upon adoption. However, there may be an impact on the Company’s financial position and results of operations when the Company performs its impairment analyses of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

3.	Investments

The following table shows the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2008.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$426	$167	$—	$593
States, municipalities and political subdivisions	23,966	363	(340)	23,989
Foreign governments	762	51	(23)	790
Public utilities	11,857	240	(439)	11,658
Mortgage-backed	13,873	285	(828)	13,330
All other corporate	45,502	774	(5,018)	41,258

Total fixed maturity securities	$96,386	$1,880	$(6,648)	$91,618

Equity securities:
Non-sinking fund preferred stocks	$8,483	$50	$(1,897)	$6,636

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The following table shows the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2007.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$401	$82	$—	$483
States, municipalities and political subdivisions	13,509	245	(4)	13,750
Foreign governments	3,547	341	—	3,888
Public utilities	13,698	537	(46)	14,189
Mortgage-backed	16,889	213	(175)	16,927
All other corporate	53,085	2,451	(617)	54,919

Total fixed maturity securities	$101,129	$3,869	$(842)	$104,156

Equity securities:
Non-sinking fund preferred stocks	$8,940	$23	$(1,152)	$7,811

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value

Due in one year or less	$2,679	$2,706
Due after one year through five years	16,940	15,979
Due after five years through ten years	23,849	22,212
Due after ten years	39,045	37,391

Total	82,513	78,288
Mortgage-backed securities	13,873	13,330

Total	$96,386	$91,618

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Major categories of net investment income were as follows:

	Years Ended December 31,
	2008	2007	2006

Fixed maturity securities	$6,155	$6,673	$6,951
Equity securities	622	617	596
Commercial mortgage loans on real estate	1,908	1,451	1,075
Policy loans	7	8	9
Short-term investments	106	138	206
Other investments	171	202	242
Cash and cash equivalents	134	282	355

Total investment income	9,103	9,371	9,434
Investment expenses	(293)	(275)	(259)

Net investment income	$8,810	$9,096	$9,175

No material investments of the Company were non-income producing for the years ended December 31, 2008, 2007, and 2006.

Over the last six months of 2007 and during 2008 the fixed maturity security and equity security markets have experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

In connection with this volatility, we recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2008	2007	2006
Net realized (losses) gains related to sales:
Fixed maturity securities	$(256)	$103	$(207)
Equity securities	(689)	(298)	(121)
Commercial mortgage loans on real estate	(34)	(37)	167

Total net realized losses related to sales	(979)	(232)	(161)
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(2,982)	(415)	(12)
Equity securities	(2,112)	(226)	—

Total net realized losses related to other-than-temporary impairments	(5,094)	(641)	(12)

Total net realized losses	$(6,073)	$(873)	$(173)

Proceeds from sales of available for sale securities were $22,418, $22,822, and $16,806 during 2008, 2007 and 2006, respectively. Gross gains of $776, $576 and $91 and gross losses of $1,737, $771

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

and $419 were realized on dispositions in 2008, 2007 and 2006, respectively. For securities sold at a loss during 2008, the average period of time these securities were trading continuously below book value was approximately 9 months.

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in the future periods for other-than-temporary declines in value. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the impairment reported as a realized loss in that period. Realized gains and losses on sales of investments are recognized on the specific identification basis.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2008 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$11,999	$(310)	$498	$(30)	$12,497	$(340)
Foreign government	484	(23)	—	—	484	(23)
Public utilities	4,128	(317)	678	(122)	4,806	(439)
Mortgage-backed	4,879	(828)	—	—	4,879	(828)
All other corporate	20,975	(3,036)	5,162	(1,982)	26,137	(5,018)

Total fixed maturity securities	$42,465	$(4,514)	$6,338	$(2,134)	$48,803	$(6,648)

Equity securities:
Non-sinking fund preferred stocks	$3,575	$(897)	$2,583	$(1,000)	$6,158	$(1,897)

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2007 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$797	$(4)	$—	$—	$797	$(4)
Public utilities	1,812	(17)	931	(29)	2,743	(46)
Mortgage-backed	874	(125)	3,611	(50)	4,485	(175)
All other corporate	9,389	(437)	2,778	(180)	12,167	(617)

Total fixed maturity securities	$12,872	$(583)	$7,320	$(259)	$20,192	$(842)

Equity securities:
Non-sinking fund preferred stocks	$5,353	$(944)	$1,594	$(208)	$6,947	$(1,152)

The total unrealized losses represent less than 16% and 8% of the aggregate fair value of the related securities at December 31, 2008 and 2007, respectively. Approximately 63% and 77% of these unrealized losses have been in a continuous loss position for less than twelve months in 2008 and 2007, respectively. The total unrealized losses are comprised of 249 and 183 individual securities in 2008 and 2007, respectively. At December 31, 2008, 34%, 20% and 9% of the unrealized losses for fixed maturity and equity securities were concentrated in the financial, consumer cyclical and energy industries, respectively with no exposure to any single creditor in excess of 14%, 21% and 16%, of those industries respectively.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2008, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$65	$63
Due after one year through five years	10,686	9,584
Due after five years through ten years	13,372	11,277
Due after ten years	25,621	23,000

Total	49,744	43,924
Mortgage-backed securities	5,707	4,879

Total	$55,451	$48,803

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized loss position at December 31, 2008.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Second lien mortgages (including sub-prime second lien mortgages)	$166	0.18%	$—

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) gain position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$874	0.84%	$(126)
Second lien mortgages (including sub-prime second lien mortgages)	755	0.72%	4

Total exposure to sub-prime collateral	$1,629	1.56%	$(122)

At December 31, 2008 and 2007, approximately 1% and 10% of the mortgage-backed securities had exposure to sub-prime mortgage collateral. This represented approximately 0.18% and 1.56% of the total fixed maturity portfolio and zero and 14.46% of the total unrealized loss position at December 31, 2008 and 2007, respectively. There is one security with sub-prime exposure, which is below investment grade. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2008 or 2007. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. At December 31, 2008, approximately 49% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas, and New York. Although the company has a diversified loan portfolio, an economic downtown could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $435 to $2,700 at December 31, 2008 and from $443 to $2,750 at December 31, 2007. The mortgage loan valuation allowance for losses was $103 and $70 at December 31, 2008 and 2007, respectively.

At December 31, 2008 there were no loan commitments outstanding.

The Company has short term investments and fixed maturity securities carried at $593 and $483 at December 31, 2008 and 2007, respectively, on deposit with various governmental authorities as required by law.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

4.	Fair Value Disclosures

FAS 157 Disclosures

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

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

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage-backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2008.

Financial Assets	Total	Level 1		Level 2	Level 3

Fixed maturity securities	$91,618	$—		$90,776	$842
Equity securities	6,636	—		6,431	205
Short-term investments	6,870	6,621		249	—
Cash equivalents	8,941	8,941		—	—
Assets held in separate accounts	12,626	9,067	a	3,559	—

Total financial assets	$126,691	$24,629		$101,015	$1,047

[a]	Mainly includes mutual fund investments

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the year ended December 31, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities
Balance, beginning of year	$1,992	$1,992	$—
Total net realized losses included in earnings	(881)	(881)	—
Net unrealized losses included in stockholder’s equity	(130)	(87)	(43)
Sales and settlements	(23)	(23)	—
Net transfers in (out of)	89	(159)	248

Balance, end of year	$1,047	$842	$205

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

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding private placement bonds, the market valuation technique is generally used. For private placement bonds, the income valuation technique is generally used. For the year ended December 31, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

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

Management uses the following criteria in order to determine that the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

FAS 107 Disclosures

FAS No. 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for additional financial instruments as compared to FAS 157, including financial instruments that are not recognized in the consolidated balance sheets. However, FAS 107 excludes certain financial instruments including those related to insurance contracts.

Please refer to the FAS 157 disclosure above for the methods and assumptions used to estimate fair value for the following line items:

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Other assets

•	Other liabilities

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents: the carrying amount reported approximates fair value because of the short maturity of the instruments.

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

December 31, 2008, 2007 and 2006

(In thousands except share data)

Other investments: the carrying amounts of other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using discounted cash flow analysis.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values, which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$11,319	$11,319	$4,016	$4,016
Fixed maturity securities	91,618	91,618	104,156	104,156
Equity securities	6,636	6,636	7,811	7,811
Commercial mortgage loans on real estate	28,396	27,803	30,746	30,970
Policy loans	73	73	104	104
Short-term investments	6,870	6,870	588	588
Other investments	1,829	1,829	2,191	2,191
Assets held in separate accounts	13,145	13,145	20,331	20,331
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$2,844	$2,615	$2,889	$2,827
Funds held under reinsurance	68	68	75	75
Liabilities related to separate accounts	13,145	13,145	20,331	20,331

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

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

5.	Income Taxes

The Company is subject to U.S. tax and files a U.S. consolidated federal income tax return with its parent, Assurant, Inc. Information about the Company’s current and deferred tax expense follows:

	Years Ended December 31,
	2008	2007	2006
Current expense:
Federal	$4,559	$2,845	$5,955

Total current expense	4,559	2,845	5,955
Deferred (benefit) expense:
Federal	(744)	1,112	1,126

Total deferred (benefit) expense	(744)	1,112	1,126

Total tax expense	$3,815	$3,957	$7,081

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax-exempt interest	(1.5)	(0.7)	(0.1)
Dividends-received deduction	(0.6)	(0.4)	(0.3)
Permanent nondeductible expenses	2.0	0.2	0.1
Change in valuation allowance	2.5	—	—
Other	—	—	(0.2)

Effective income tax rate:	37.4%	34.1%	34.5%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of this interpretation had no impact on the Company’s financial statements.

The Company files federal income tax returns in the U.S. The Company has substantially concluded all U.S. federal income tax matters for years through 2004.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net unrealized losses on fixed maturities and equities	$2,315	$—
Investments	1,669	221
Deferred gains on reinsurance	1,284	1,544
Deferred acquisition costs	857	937
Capital loss carryforwards	537	—
Accrued liabilities	415	380

Gross deferred tax asset before valuation allowance	7,077	3,082
Less: Valuation allowance	(253)	—

Gross deferred tax asset after valuation allowance	$6,824	$3,082

Deferred tax liabilities:
Policyholder and separate account reserves	$2,019	$1,363
Net unrealized gains on fixed maturity and equity securities	—	664
Other	27	—

Gross deferred tax liabilities	2,046	2,027

Net deferred tax asset	$4,778	$1,055

During 2008 the Company recognized income tax expense of $253 to establish a partial valuation allowance against deferred tax assets, which are primarily attributable to a capital losses resulting from dispositions of investments. The calculation of the valuation allowance is made at the consolidated return group level. A portion of the valuation allowance has been assigned to the Company based on the provisions of the tax sharing agreement. Accordingly, a cumulative valuation allowance of $253 has been recorded because it is management’s assessment that it is more likely than not that deferred tax assets of $6,824 will be realized. The Company had no valuation allowance as of December 31, 2007.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

At December 31, 2008, the Company had no net operating loss carryforwards for U.S. federal income tax purposes. At December 31, 2008, the Company had a capital loss carryover for U.S. federal income tax purposes in the amount of $1,535, which was generated in 2008 and will expire, if not utilized, in 2013.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

6.	Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	December 31,
	2008	2007
Insurance premiums receivable	$2,597	$3,205
Other receivables	365	168

Total	$2,962	$3,373

7.	Stockholder’s Equity

The Board of Directors of the Company has authorized 100,000 shares of common stock with a stated value of $20 per share. All the shares are issued and outstanding as of December 31, 2008 and 2007. All the outstanding shares at December 31, 2008 are owned by the Parent (see Note 1). The Company paid dividends of $4,303, $12,000, and $10,000 at December 31, 2008, 2007 and 2006, respectively.

The maximum amount of dividends which can be paid by the Company to its shareholder without prior approval is subject to restrictions relating to statutory surplus (see Note 8).

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

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Reconciliations of net income and stockholder’s equity on the basis of statutory accounting to the related amounts presented in the accompanying statements were as follows:

	Net Income			Shareholder’s Equity
	2008	2007	2006	2008	2007

Based on statutory accounting practices	$4,270	$5,747	$14,471	$45,986	$45,331
Deferred acquisition costs	(114)	73	(249)	923	1,037
Deferred and uncollected premiums	(6)	—	(8)	41	47
Policy and claim reserves	1,971	2,225	490	7,451	5,480
Investment valuation difference	49	(26)	177	(6,748)	1,714
Commissions and fees	27	1,256	92	(243)	(270)
Deferred taxes	744	(1,113)	—	785	(1,541)
Deferred gain on disposal of businesses	151	171	41	(3,668)	(4,412)
Goodwill	—	—	—	2,038	2,038
Income taxes	—	(438)	(1,093)	—	—
Pension	(148)	(148)	(150)	(896)	(748)
Reinsurance in unauthorized companies	—	—	—	75	20
Interest maintenance reserve, deferral and amortization	(562)	(83)	(239)	(288)	274
Asset valuation reserve	—	—	—	271	981
Non-admitted assets and other	—	(4)	(91)	3,962	3,192

Based on generally accepted accounting principles	$6,382	$7,660	$13,441	$49,689	$53,143

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2008, the Company declared and paid dividends of $4,303, of which $4,303 was ordinary and $0 was extraordinary. In 2007, the Company declared and paid dividends of $12,000, of which $5,005 was ordinary and $6,995 was extraordinary. The Company has the ability, under state regulatory requirements, to dividend up to $4,399 to the Parent in 2009 without permission from New York regulators.

9.	Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2008	2007
Ceded future policy holder benefits and expense	$53,021	$45,871
Ceded unearned premium	8,607	10,038
Ceded claims and benefits payable	45,709	47,518
Ceded paid losses	1,794	3,394

Total	$109,131	$106,821

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The changes in direct premiums and premiums ceded were as follows:

	Years Ended December 31,
	2008			2007			2006
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct

Premiums and other considerations	$11,837	$55,405	$67,242	$10,340	$56,149	$66,489	$10,820	$60,482	$71,302

Premiums assumed	—	25,020	25,020	—	18,228	18,228	—	19,384	19,384

Premiums ceded	(11,837)	(15,572)	(27,409)	(10,340)	(14,165)	(24,505)	(10,820)	(18,528)	(29,348)

Net earned premiums and other considerations	$—	$64,853	$64,853	$—	$60,212	$60,212	$—	$61,338	$61,338

Direct policyholder benefits	$12,927	$30,532	$43,459	$14,118	$35,515	$49,633	$18,125	$34,334	$52,459

Benefits assumed	—	21,176	21,176	—	17,424	17,424	—	17,335	17,335

Benefits ceded	(12,922)	(12,086)	(25,008)	(14,112)	(12,255)	(26,367)	(18,116)	(19,394)	(37,510)

Net policyholder benefits	$5	$39,622	$39,627	$6	$40,684	$40,690	$9	$32,275	$32,284

The Company utilizes ceded reinsurance for loss protection and capital management and business divestitures.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, which enables the Company to free up capital to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively, although A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of both The Hartford and John Hancock. The majority of our remaining reinsurance exposure has been ceded to companies rated A- or better by A.M. Best, although A.M. Best recently placed a negative outlook on the Life and Health insurance industry.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are held in trusts for LTC and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $3,206 and $3,258 as of December 31, 2008 and 2007, respectively. The reinsurance recoverable from John Hancock was $59,063 and $53,803 as of December 31, 2008 and 2007, respectively.

The reinsurance agreement associated with the FFG sale also stipulates that The Hartford contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

In addition, the Company would be responsible for administering this business in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

As of December 31, 2008, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

10.	Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2008				December 31, 2007
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Life insurance no longer offered	$1,657	$3	$—	$686	$1,651	$3	$—	$702
FFG and other disposed businesses	51,180	2,445	364	8,324	45,349	2,530	336	8,901
Short Duration Contracts:
Group term life	—	91	13,868	1,548	—	71	14,685	1,662
Group disability	—	321	99,608	8,628	—	293	98,166	8,468
Medical	—	4	707	27	—	7	786	27
Dental	—	90	50	1,080	—	60	37	830
Credit Life and Disability	—	6,837	4,075	2,727	4	6,758	4,994	3,001

Total	$52,837	$9,791	$118,672	$23,020	$47,004	$9,722	$119,004	$23,591

The following table provides a roll-forward of the Company’s product lines with the most significant short duration claims and benefits payable balances: group term life and group disability lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

	Group Term Life	Group Disability
Balance as of January 1, 2006, gross of reinsurance	$18,632	$93,253
Less: Reinsurance ceded and other (1)	(407)	(27,577)

Balance as of January 1, 2006, net of reinsurance	18,225	65,676
Incurred losses related to:
Current year	5,817	21,472
Prior year’s interest	642	2,853
Prior year(s)	(3,166)	(6,089)

Total incurred losses	3,293	18,236
Paid losses related to:
Current year	4,092	4,707
Prior year(s)	1,198	10,281

Total paid losses	5,290	14,988
Balance as of December 31, 2006, net of reinsurance	16,228	68,924
Plus: Reinsurance ceded and other (1)	401	31,670

Balance as of December 31, 2006, gross of reinsurance	16,629	$100,594
Less: Reinsurance ceded and other (1)	(401)	(31,670)

Balance as of January 1, 2007, net of reinsurance	16,228	68,924
Incurred losses related to:
Current year	5,189	19,500
Prior year’s interest	588	3,166
Prior year(s)	(1,465)	439

Total incurred losses	4,312	23,105
Paid losses related to:
Current year	2,851	3,807
Prior year(s)	1,737	13,288

Total paid losses	4,588	17,095
Balance as of December 31, 2007, net of reinsurance	15,952	74,934
Plus: Reinsurance ceded and other (1)	395	31,700

Balance as of December 31, 2007, gross of reinsurance	16,347	106,634

Less: Reinsurance ceded and other (1)	(395)	(31,700)

Balance as of January 1, 2008, net of reinsurance	15,952	74,934
Incurred losses related to:
Current year	6,992	26,528
Prior year’s interest	526	3,073
Prior year(s)	(1,994)	(10,118)

Total incurred losses	5,524	19,483
Paid losses related to:
Current year	4,115	6,402
Prior year(s)	2,173	12,422

Total paid losses	6,288	18,824
Balance as of December 31, 2008, net of reinsurance	15,188	75,593
Plus: Reinsurance ceded and other (1)	228	32,643

Balance as of December 31, 2008, gross of reinsurance	$15,416	$108,236

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

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

Group Disability case and IBNR reserves show redundancies in 2006 and 2008 due to actual claim recovery rates exceeding those in prior year reserves. In 2007, there was a slight reserve deficiency as the block is small and subject to some volatility year to year.

The Company’s group disability products are short duration contracts that include short and long term disability coverage. Case and IBNR reserves for long-term disability have been discounted at 5.25% in 2008. The December 31, 2008 and 2007 liabilities net of reinsurance include $73,673 and $71,838, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2008 and 2007 are $24,219 and $25,753, respectively.

Long Duration Contracts

The Company’s long duration contracts are comprised of FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see Note 9).

11.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company were approximately $124 for 2008, 2007 and 2006, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amounts expensed under the contributory profit sharing plan were $58, $68 and $48 for 2008, 2007 and 2006, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by our Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. During 2008, 2007 and 2006 the Company incurred expenses related to retirement benefits of $24, $24 and $26, respectively.

12.	Deferred Policy Acquisition Costs

Information regarding deferred policy acquisition costs follows:

	December 31,
	2008	2007	2006
Beginning balance	$1,037	$1,188	$1,437
Costs deferred	1,330	1,506	835
Amortization	(1,444)	(1,432)	(1,084)
Cumulative effect of change in accounting principle for SOP 05-01	—	(225)	—

Ending balance	$923	$1,037	$1,188

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

13.	Goodwill

Information regarding goodwill follows:

	December 31,
	2008	2007

Beginning balance	$2,038	$2,038
Acquisitions	—	—

Ending balance	$2,038	$2,038

14.	Other Comprehensive (Loss) Income

The Company’s components of other comprehensive income (loss), net of tax, are as follows:

Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2007	$2,354

Unrealized losses on securities	(1,120)

Balance at December 31, 2007	1,234

Unrealized losses on securities	(5,533)

Balance at December 31, 2008	$(4,299)

15.	Related Party Transactions

The Company received various services from the Parent. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information systems, actuarial and other administrative functions. The fees paid for these services for years ended December 31, 2008, 2007 and 2006 were $8,403, $9,605 and $7,964, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating as a separate company.

The Company cedes group liability business to its affiliate, Union Security Insurance Company (“USIC”). The Company has ceded $7,806, $6,813 and $6,916 of premium to USIC in 2008, 2007 and 2006, respectively. The Company has ceded $30,802, $29,569 and $29,151 of reserves in 2008, 2007 and 2006, respectively, to USIC.

Union Security Life Insurance Company of New York

Notes to Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

16.	Commitments and Contingencies

The Company leases office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2008, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2009	$228
2010	172
2011	—
2012	—
2013	—
Thereafter	—

Total minimum future lease payments	$400

Rent expense was $534, $481 and $564 for 2008, 2007 and 2006 respectively.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.